Form 10-Q
period 2014-09-30
DCT Industrial Operating Partnership LP; DCT Industrial Trust Inc.
filed 2014-10-31
CIK 1604042, 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-33201 (DCT Industrial Trust Inc.) 333-195185 (DCT Industrial Operating Partnership LP)

DCT INDUSTRIAL TRUST INC.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

(Exact name of registrant as specified in its charter)

Maryland (DCT Industrial Trust Inc.)	82-0538520
Delaware (DCT Industrial Operating Partnership LP)	82-0538522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, Suite 800 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 597-2400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

DCT Industrial Trust Inc. Yes ☒ No ☐	DCT Industrial Operating Partnership LP. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

DCT Industrial Trust Inc. Yes ☒ No ☐	DCT Industrial Operating Partnership LP Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

DCT Industrial Trust Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

DCT Industrial Operating Partnership LP:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DCT Industrial Trust Inc. Yes ☐ No ☒	DCT Industrial Operating Partnership LP Yes ☐ No ☒

As of October 24, 2014, 338,770,579 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2014 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of September 30, 2014, DCT owned approximately 95.1% of the outstanding equity interests in the Operating Partnership.

We operate DCT and the Operating Partnership as one enterprise. The management of DCT consists of the same members as the management of the Operating Partnership. As general partner with control of the Operating Partnership, DCT consolidates the Operating Partnership for financial reporting purposes. DCT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of DCT and the Operating Partnership are the same on their respective financial statements.

We believe combining the quarterly reports on Form 10-Q of DCT and the Operating Partnership into this single report results in the following benefits:

•	enhances investors’ understanding of DCT and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•	eliminates duplicative disclosures and provides a more streamlined and readable presentation as a substantial portion of the Company’s disclosures apply to both DCT and the Operating Partnership; and
•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

We believe it is important to understand the few differences between DCT and the Operating Partnership in the context of how we operate as an interrelated consolidated company. DCT’s only material asset is its ownership of partnership interests in the Operating Partnership. As a result, DCT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity. DCT itself has not issued any debt, but guarantees the unsecured debt of the Operating Partnership. The Operating Partnership holds substantially all the assets of the business and conducts the operations of the business. Except for net proceeds from equity issuances by DCT, which are contributed to the Operating Partnership, the Operating Partnership generates capital through its operations, its borrowings and the issuance of partnership units to third parties.

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 4.9% of the Operating Partnership were owned by executives and non-affiliated limited partners as of September 30, 2014.

To help investors understand the differences between DCT and the Operating Partnership, this report provides separate consolidated financial statements for DCT and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s stockholders’ equity or partners’ capital, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes distinct information related to each entity.

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for DCT and the Operating Partnership in order to establish that the requisite certifications have been made and that DCT and the Operating Partnership are both compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Land	$917,627	$883,804
Buildings and improvements	2,661,452	2,615,879
Intangible lease assets	85,732	82,758
Construction in progress	130,879	88,610
Total investment in properties	3,795,690	3,671,051
Less accumulated depreciation and amortization	(678,740)	(654,097)
Net investment in properties	3,116,950	3,016,954
Investments in and advances to unconsolidated joint ventures	99,229	124,923
Net investment in real estate	3,216,179	3,141,877
Cash and cash equivalents	26,326	32,226
Restricted cash	3,526	12,621
Deferred loan costs, net	8,584	10,251
Straight-line rent and other receivables, net of allowance for doubtful accounts of $886 and $2,178, respectively	50,988	46,247
Other assets, net	18,084	14,545
Assets held for sale	115,446	8,196
Total assets	$3,439,133	$3,265,963

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$85,496	$63,281
Distributions payable	24,807	23,792
Tenant prepaids and security deposits	26,378	28,542
Other liabilities	11,874	10,122
Intangible lease liabilities, net	22,791	20,389
Line of credit	132,000	39,000
Senior unsecured notes	1,122,566	1,122,407
Mortgage notes	286,290	290,960
Liabilities related to assets held for sale	3,373	278
Total liabilities	1,715,575	1,598,771

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	-	-
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized 335,052,587 and 320,265,949 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3,351	3,203
Additional paid-in capital	2,622,636	2,512,024
Distributions in excess of earnings	(991,241)	(941,019)
Accumulated other comprehensive loss	(27,860)	(30,402)
Total stockholders’ equity	1,606,886	1,543,806
Noncontrolling interests	116,672	123,386
Total equity	1,723,558	1,667,192
Total liabilities and equity	$3,439,133	$3,265,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES:
Rental revenues	$84,285	$73,111	$250,206	$209,744
Institutional capital management and other fees	322	619	1,394	2,139
Total revenues	84,607	73,730	251,600	211,883

OPERATING EXPENSES:
Rental expenses	9,672	8,779	31,507	26,073
Real estate taxes	13,288	11,032	40,196	33,218
Real estate related depreciation and amortization	37,842	32,843	111,545	94,634
General and administrative	6,727	6,120	21,059	19,823
Impairment losses	900	-	5,635	-
Casualty and involuntary conversion (gain) loss	14	(294)	(326)	(296)
Total operating expenses	68,443	58,480	209,616	173,452
Operating income	16,164	15,250	41,984	38,431

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	2,016	268
Equity in earnings of unconsolidated joint ventures, net	892	759	5,202	1,721
Gain on business combination	-	-	1,000	-
Gain on dispositions of real estate interests	10,230	-	11,647	-
Interest expense	(16,078)	(15,141)	(48,316)	(47,328)
Interest and other income	1,577	83	1,582	310
Income tax benefit (expense) and other taxes	73	59	257	(373)
Income (loss) from continuing operations	12,858	1,010	15,372	(6,971)
Income (loss) from discontinued operations	352	(11,793)	5,576	9,491
Consolidated net income (loss) of DCT Industrial Trust Inc.	13,210	(10,783)	20,948	2,520
Net (income) loss attributable to noncontrolling interests	(801)	626	(1,421)	(589)
Net income (loss) attributable to common stockholders	12,409	(10,157)	19,527	1,931
Distributed and undistributed earnings allocated to participating securities	(171)	(173)	(507)	(519)
Adjusted net income (loss) attributable to common stockholders	$12,238	$(10,330)	$19,020	$1,412

EARNINGS PER COMMON SHARE - BASIC
Income (loss) from continuing operations	$0.04	$0.00	$0.04	$(0.03)
Income (loss) from discontinued operations	0.00	(0.03)	0.02	0.03
Net income (loss) attributable to common stockholders	$0.04	$(0.03)	$0.06	$0.00

EARNINGS PER COMMON SHARE - DILUTED
Income (loss) from continuing operations	$0.04	$0.00	$0.04	$(0.03)
Income (loss) from discontinued operations	0.00	(0.03)	0.02	0.03
Net income (loss) attributable to common stockholders	$0.04	$(0.03)	$0.06	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	333,562	304,768	328,908	292,352
Diluted	334,764	305,673	330,034	292,352

Distributions declared per common share	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Consolidated net income (loss) of DCT Industrial Trust Inc.	$13,210	$(10,783)	$20,948	$2,520
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	135	(246)	(711)	864
Net reclassification adjustment on cash flow hedging instruments	1,163	1,000	3,491	3,000
Other comprehensive income	1,298	754	2,780	3,864
Comprehensive income (loss)	14,508	(10,029)	23,728	6,384
Comprehensive (income) loss attributable to noncontrolling interests	(881)	376	(1,659)	(1,224)
Comprehensive income (loss) attributable to common stockholders	$13,627	$(9,653)	$22,069	$5,160

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

(unaudited, in thousands)

						Accumulated
				Additional	Distributions	Other	Non-
	Total	Common Stock		Paid-in	in Excess	Comprehen-	controlling
	Equity	Shares	Amount	Capital	of Earnings	sive Loss	Interests
Balance at December 31, 2013	$1,667,192	320,266	$3,203	$2,512,024	$(941,019)	$(30,402)	$123,386
Net income	20,948	-	-	-	19,527	-	1,421
Other comprehensive income	2,780	-	-	-	-	2,542	238
Issuance of common stock, net of offering costs	103,623	13,560	136	103,487	-	-	-
Issuance of common stock, stock-based compensation plans	(282)	282	3	(285)	-	-	-
Amortization of stock-based compensation	4,263	-	-	1,390	-	-	2,873
Distributions to common stockholders and noncontrolling interests	(74,267)	-	-	-	(69,749)	-	(4,518)
Capital contribution from noncontrolling interests	101	-	-	-	-	-	101
Purchases and redemptions of noncontrolling interests	(800)	945	9	6,020	-	-	(6,829)
Balance at September 30, 2014	$1,723,558	335,053	$3,351	$2,622,636	$(991,241)	$(27,860)	$116,672

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$20,948	$2,520
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	111,545	101,593
Gain on business combination and dispositions of real estate interests	(18,034)	(17,583)
Distributions of earnings from unconsolidated joint ventures	3,724	7,349
Equity in earnings of unconsolidated joint ventures, net	(5,202)	(1,721)
Casualty and involuntary conversion gain	(326)	(296)
Impairment losses	5,767	13,279
Stock-based compensation	3,410	2,906
Straight-line rent	(7,628)	(3,765)
Other	3,580	4,842
Changes in operating assets and liabilities:
Other receivables and other assets	3,957	(5,561)
Accounts payable, accrued expenses and other liabilities	7,368	(583)
Net cash provided by operating activities	129,109	102,980
INVESTING ACTIVITIES:
Real estate acquisitions	(257,098)	(259,202)
Capital expenditures and development activities	(134,865)	(107,629)
Proceeds from dispositions of real estate investments	126,160	112,362
Investments in unconsolidated joint ventures	(754)	(1,784)
Proceeds from casualties and involuntary conversion	604	7,819
Distributions of investments in unconsolidated joint ventures	17,043	1,659
Other investing activities	5,970	(7,790)
Net cash used in investing activities	(242,940)	(254,565)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	135,000	255,000
Repayments of senior unsecured revolving line of credit	(42,000)	(313,000)
Proceeds from senior unsecured notes	-	225,000
Repayments of senior unsecured notes	-	(175,000)
Proceeds from mortgage notes	-	16,498
Principal payments on mortgage notes	(14,446)	(17,473)
Proceeds from issuance of common stock	104,733	241,704
Offering costs for issuance of common stock and OP Units	(1,392)	(8,467)
Redemption of noncontrolling interests	(800)	(933)
Dividends to common stockholders	(68,705)	(60,279)
Distributions to noncontrolling interests	(4,546)	(5,482)
Contributions from noncontrolling interests	101	723
Other financing activity	(14)	(40)
Net cash provided by financing activities	107,931	158,251
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,900)	6,666
CASH AND CASH EQUIVALENTS, beginning of period	32,226	12,696
CASH AND CASH EQUIVALENTS, end of period	$26,326	$19,362

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$42,350	$45,009
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$19,396	$24,249
Redemptions of OP Units settled in shares of common stock	$6,029	$13,688
Assumption of mortgage note in connection with real estate acquired	$11,459	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except unit information)

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Land	$917,627	$883,804
Buildings and improvements	2,661,452	2,615,879
Intangible lease assets	85,732	82,758
Construction in progress	130,879	88,610
Total investment in properties	3,795,690	3,671,051
Less accumulated depreciation and amortization	(678,740)	(654,097)
Net investment in properties	3,116,950	3,016,954
Investments in and advances to unconsolidated joint ventures	99,229	124,923
Net investment in real estate	3,216,179	3,141,877
Cash and cash equivalents	26,326	32,226
Restricted cash	3,526	12,621
Deferred loan costs, net	8,584	10,251
Straight-line rent and other receivables, net of allowance for doubtful accounts of $886 and $2,178, respectively	50,988	46,247
Other assets, net	18,084	14,545
Assets held for sale	115,446	8,196
Total assets	$3,439,133	$3,265,963

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$85,496	$63,281
Distributions payable	24,807	23,792
Tenant prepaids and security deposits	26,378	28,542
Other liabilities	11,874	10,122
Intangible lease liabilities, net	22,791	20,389
Line of credit	132,000	39,000
Senior unsecured notes	1,122,566	1,122,407
Mortgage notes	286,290	290,960
Liabilities related to assets held for sale	3,373	278
Total liabilities	1,715,575	1,598,771

Partners' Capital:
General Partner:
OP Units, 3,522,228 and 3,379,271 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	17,408	16,872
Limited Partners:
OP Units, 348,700,556 and 334,547,822 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,723,424	1,670,362
Accumulated other comprehensive loss	(29,286)	(32,077)
Total partners' capital	1,711,546	1,655,157
Noncontrolling interests	12,012	12,035
Total capital	1,723,558	1,667,192
Total liabilities and capital	$3,439,133	$3,265,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per unit information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES:
Rental revenues	$84,285	$73,111	$250,206	$209,744
Institutional capital management and other fees	322	619	1,394	2,139
Total revenues	84,607	73,730	251,600	211,883

OPERATING EXPENSES:
Rental expenses	9,672	8,779	31,507	26,073
Real estate taxes	13,288	11,032	40,196	33,218
Real estate related depreciation and amortization	37,842	32,843	111,545	94,634
General and administrative	6,727	6,120	21,059	19,823
Impairment losses	900	-	5,635	-
Casualty and involuntary conversion (gain) loss	14	(294)	(326)	(296)
Total operating expenses	68,443	58,480	209,616	173,452
Operating income	16,164	15,250	41,984	38,431

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	2,016	268
Equity in earnings of unconsolidated joint ventures, net	892	759	5,202	1,721
Gain on business combination	-	-	1,000	-
Gain on dispositions of real estate interests	10,230	-	11,647	-
Interest expense	(16,078)	(15,141)	(48,316)	(47,328)
Interest and other income	1,577	83	1,582	310
Income tax benefit (expense) and other taxes	73	59	257	(373)
Income (loss) from continuing operations	12,858	1,010	15,372	(6,971)
Income (loss) from discontinued operations	352	(11,793)	5,576	9,491
Consolidated net income (loss) of DCT Industrial Operating Partnership LP	13,210	(10,783)	20,948	2,520
Net income attributable to noncontrolling interests	(148)	(86)	(385)	(459)
Net income (loss) attributable to OP Unitholders	13,062	(10,869)	20,563	2,061
Distributed and undistributed earnings allocated to participating securities	(171)	(173)	(507)	(519)
Adjusted net income (loss) attributable to OP Unitholders	$12,891	$(11,042)	$20,056	$1,542

EARNINGS PER OP UNIT - BASIC
Income (loss) from continuing operations	$0.04	$0.00	$0.04	$(0.03)
Income (loss) from discontinued operations	0.00	(0.03)	0.02	0.03
Net income (loss) attributable to OP Unitholders	$0.04	$(0.03)	$0.06	$0.00

EARNINGS PER OP UNIT - DILUTED
Income (loss) from continuing operations	$0.04	$0.00	$0.04	$(0.03)
Income (loss) from discontinued operations	0.00	(0.03)	0.02	0.03
Net income (loss) attributable to OP Unitholders	$0.04	$(0.03)	$0.06	$0.00

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	350,714	323,388	346,351	311,865
Diluted	351,916	324,293	347,477	311,865

Distributions declared per OP Unit	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Consolidated net income (loss) of DCT Industrial Operating Partnership LP	$13,210	$(10,783)	$20,948	$2,520
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	135	(246)	(711)	864
Net reclassification adjustment on cash flow hedging instruments	1,163	1,000	3,491	3,000
Other comprehensive income	1,298	754	2,780	3,864
Comprehensive income (loss)	14,508	(10,029)	23,728	6,384
Comprehensive income attributable to noncontrolling interests	(156)	(86)	(374)	(459)
Comprehensive income (loss) attributable to OP Unitholders	$14,352	$(10,115)	$23,354	$5,925

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statement of Changes in Capital

(unaudited, in thousands)

						Accumulated
		General Partner		Limited Partners		Other	Non-
	Total	OP Units		OP Units		Comprehensive	controlling
	Capital	Units	Amount	Units	Amount	Loss	Interests
Balance at December 31, 2013	$1,667,192	3,379	$16,872	334,548	$1,670,362	$(32,077)	$12,035
Net income	20,948	-	206	-	20,357	-	385
Other comprehensive income (loss)	2,780	-	-	-	-	2,791	(11)
Issuance of OP Units, net of selling costs	103,623	-	-	13,560	103,623	-	-
Issuance of OP Units, share-based compensation plans	(282)	-	-	843	(282)	-	-
Amortization of share-based compensation	4,263	-	-	-	4,263	-	-
Distributions to OP Unitholders and noncontrolling interests	(74,267)	-	(738)	-	(73,031)	-	(498)
Capital contribution from noncontrolling interests	101	-	-	-	-	-	101
Redemption of limited partner OP Units	(800)	-	-	(107)	(800)	-	-
Conversion of limited partner OP Units to OP Units of general partner	-	143	1,068	(143)	(1,068)	-	-
Balance at September 30, 2014	$1,723,558	3,522	$17,408	348,701	$1,723,424	$(29,286)	$12,012

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$20,948	$2,520
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	111,545	101,593
Gain on business combination and dispositions of real estate interests	(18,034)	(17,583)
Distributions of earnings from unconsolidated joint ventures	3,724	7,349
Equity in earnings of unconsolidated joint ventures, net	(5,202)	(1,721)
Casualty and involuntary conversion gain	(326)	(296)
Impairment losses	5,767	13,279
Share-based compensation	3,410	2,906
Straight-line rent	(7,628)	(3,765)
Other	3,580	4,842
Changes in operating assets and liabilities:
Other receivables and other assets	3,957	(5,561)
Accounts payable, accrued expenses and other liabilities	7,368	(583)
Net cash provided by operating activities	129,109	102,980
INVESTING ACTIVITIES:
Real estate acquisitions	(257,098)	(259,202)
Capital expenditures and development activities	(134,865)	(107,629)
Proceeds from dispositions of real estate investments	126,160	112,362
Investments in unconsolidated joint ventures	(754)	(1,784)
Proceeds from casualties and involuntary conversion	604	7,819
Distributions of investments in unconsolidated joint ventures	17,043	1,659
Other investing activities	5,970	(7,790)
Net cash used in investing activities	(242,940)	(254,565)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	135,000	255,000
Repayments of senior unsecured revolving line of credit	(42,000)	(313,000)
Proceeds from senior unsecured notes	-	225,000
Repayments of senior unsecured notes	-	(175,000)
Proceeds from mortgage notes	-	16,498
Principal payments on mortgage notes	(14,446)	(17,473)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	103,341	233,237
OP Unit redemptions	(800)	(933)
Distributions paid on OP Units	(72,753)	(64,801)
Distributions paid to noncontrolling interests	(498)	(960)
Contributions from noncontrolling interests	101	723
Other financing activity	(14)	(40)
Net cash provided by financing activities	107,931	158,251
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,900)	6,666
CASH AND CASH EQUIVALENTS, beginning of period	32,226	12,696
CASH AND CASH EQUIVALENTS, end of period	$26,326	$19,362

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$42,350	$45,009
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$19,396	$24,249
Assumption of mortgage note in connection with real estate acquired	$11,459	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL OPERATING PARTERNSHIP LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization

DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States (“U.S.”). As used herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of September 30, 2014, DCT owned approximately 95.1% of the outstanding equity interests in the Operating Partnership.

As of September 30, 2014, the Company owned interests in approximately 74.3 million square feet of properties leased to approximately 900 customers, including:

—

64.9 million square feet comprising 401 consolidated operating properties, including 3.8 million square feet comprising 14 consolidated buildings classified as held for sale, which were 93.5% occupied;

—	8.6 million square feet comprising 25 unconsolidated properties which were 98.0% occupied and operated on behalf of four institutional capital management partners;
—	0.3 million square feet comprising two consolidated properties under redevelopment; and
—	0.5 million square feet comprising four consolidated buildings in development.

The Company also has 16 buildings under construction and several projects in predevelopment.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with DCT’s audited Consolidated Financial Statements as of December 31, 2013 and related notes thereto as filed on Form 10-K on February 21, 2014 and in conjunction with the Operating Partnership’s audited Consolidated Financial Statements as of December 31, 2013 and related notes thereto as filed on Amendment No. 2 to Form S-4 on April 21, 2014.

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of the Company, the Operating Partnership, their wholly-owned qualified REIT subsidiaries and taxable REIT subsidiaries, and their consolidated joint ventures, in which they have a controlling interest.

Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests in entities consolidated into the Operating Partnership that are held by third parties are reflected in our accompanying balance sheets as noncontrolling interests in consolidated entities. We also have noncontrolling partnership interests in unconsolidated institutional capital management and other joint ventures, which are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

We hold interests in both consolidated and unconsolidated joint ventures. All joint ventures over which we have financial and operating control, and variable interest entities (“VIEs”) in which we have determined that we are the primary beneficiary, are included in the Consolidated Financial Statements. We use the equity method of accounting for joint ventures over which we do not have a controlling interest or where we do not exercise significant control over major operating and management decisions but where we exercise significant influence and include our share of earnings or losses of these joint ventures in our consolidated results of operations.

We analyze our joint ventures in accordance with GAAP to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a VIE involves consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in major decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in the Consolidated Financial Statements and, consequently, our financial position and results of operations.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $2.3 million and $7.6 million for the three and nine months ended September 30, 2014, respectively, and approximately $1.2 million and $3.7 million for the three and nine months ended September 30, 2013, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $19.1 million and $57.7 million for the three and nine months ended September 30, 2014, respectively, and $15.9 million and $47.0 million for the three and nine months ended September 30, 2013, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.6 million and $1.5 million for the three and nine months ended September 30, 2014, respectively, and approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2013, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was an increase of approximately $0.3 million and $1.9 million for the three and nine months ended September 30, 2014, respectively, and approximately $0.8 million and $1.1 million for the three and nine months ended September 30, 2013, respectively.

We earn revenues from asset management fees, acquisition fees, property management fees and fees for other services pursuant to joint venture and other agreements. These are included in our Consolidated Statements of Operations in “Institutional capital management and other fees.” We recognize revenues from asset management fees, acquisition fees, property management fees and fees for other services when the related fees are earned and are realized or realizable.

We develop certain properties for specific buyers, called build-to-suit projects. We make certain judgments based on the specific terms of each project as to the amount and timing of recognition of profits from the project. Projects are generally accounted for using the percentage of completion method or full accrual method. Profits under the percentage of completion method are based on our estimates of the percentage of completion of individual contracts, commencing when the work performed under the contracts reaches a point where the final costs can be estimated with reasonable accuracy. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to the costs and income and are recognized in the period in which the revisions are determined. If the sale recognition criteria for using the percentage of completion or full accrual methods are not met, we apply another recognition method provided by GAAP, such as the installment or cost recovery methods. The profit recognized from these projects is reported net of estimated taxes, when applicable, and is included in “Development profit, net of taxes” in our Consolidated Statements of Operations.

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update (“ASU”) that changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in the ASU should be applied prospectively and are effective for us beginning January 1, 2015, with early adoption permitted. We adopted this standard effective January 1, 2014. As a result, we anticipate that fewer of our property dispositions made in the normal course of business will qualify for discontinued operations reporting.  Gains on the sale of real estate not qualifying as discontinued operations are presented in “Income (loss) from continuing operations” in our Consolidated Statements of Operations. For the six months ended June 30, 2014, such gains were presented outside of continuing operations and amounted to $0.4 million.  We elected to change this presentation effective July 1, 2014.  See “Note 12 – Discontinued Operations and Assets Held for Sale” for additional information.

In May 2014, the FASB issued an ASU that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted. The Company is in the process of evaluating the impact this guidance will have on its consolidated financial statements.

Note 3 – Investment in Properties

Our consolidated investment in properties consists of operating properties, properties under development, redevelopment properties, properties in pre-development and land held for future development or other purposes. The following table provides our historical cost of our investment in properties (in thousands):

	September 30,	December 31,
	2014	2013
Operating properties	$3,555,321	$3,442,442
Properties under development	190,521	142,903
Properties under redevelopment	17,046	12,194
Properties in pre-development including land held	32,802	73,512
Total Investment in Properties	3,795,690	3,671,051
Less accumulated depreciation and amortization	(678,740)	(654,097)
Net Investment in Properties	$3,116,950	$3,016,954

Acquisition Activity

During the nine months ended September 30, 2014, we acquired 20 buildings comprising 4.1 million square feet. These properties located in the Chicago, Dallas, Houston, Northern California, Phoenix, Seattle and Southern California markets were acquired for a total purchase price of approximately $249.6 million. This includes the Company’s purchase of its partner’s 50.0% interest in one building owned by IDI-DCT, LLC, for an incremental investment of $10.3 million for which we recognized a gain of approximately $1.0 million due to the step-up in accounting basis of our previously held interest upon gaining control in the business combination.  The gain is reflected in “Gain on business combination” in our Consolidated Statements of Operations. Related to these acquisitions, we incurred acquisition costs of approximately $2.1 million during the nine months ended September 30, 2014, included in “General and administrative” in our Consolidated Statements of Operations.

In addition, during the nine months ended September 30, 2014, we acquired 85.1 acres of land in the Chicago, Dallas, Pennsylvania and Seattle markets for approximately $19.7 million that is held for future development.

Development Activity

As of September 30, 2014, our properties under development include the following:

—	Two buildings totaling 0.3 million square feet that are currently in lease-up as shell construction activities have been completed. These buildings are 74.0% leased on a weighted-average basis.
—	14 projects under construction totaling 4.1 million square feet and two under-construction development projects for sale totaling 0.1 million square feet.
—	Two shell complete buildings acquired during 2014, totaling 0.2 million square feet that are currently in lease-up.

During the nine months ended September 30, 2014, we recognized development profit, net of taxes of approximately $2.0 million related to the completion and sales of 8th & Vineyard A and 8th & Vineyard B.

Disposition Activity

During the nine months ended September 30, 2014, we sold 17 operating properties totaling 2.5 million square feet, to third parties for gross proceeds of approximately $127.0 million. We recognized gains of approximately $15.7 million on the disposition of 13 properties and recognized impairment losses of approximately $5.4 million on four properties. Additionally, during the nine months ended September 30, 2014, we recognized impairment losses of approximately $0.2 million on one property classified as held for sale.  The estimated fair values of the impaired properties were based upon the contractual sales price, a Level 2 fair value measurement. The impairment loss is reflected in “Impairment losses” in the Consolidated Statements of Operations. See “Note 12 – Discontinued Operations and Assets Held for Sale” for additional information.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see “Note 2—Summary of Significant Accounting Policies” for additional information) was approximately $3.6 million and $10.9 million for the three and nine months ended September 30, 2014, respectively, and $3.1 million and $8.3 million for the three and nine months ended September 30, 2013, respectively. Our intangible lease assets and liabilities include the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$81,024	$(31,357)	$49,667	$77,383	$(27,668)	$49,715
Above market rent	$4,708	$(1,784)	$2,924	$5,375	$(1,761)	$3,614
Below market rent	$(29,333)	$6,542	$(22,791)	$(26,562)	$6,173	$(20,389)

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of operating and developing industrial real estate. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

In January 2014, the TRT-DCT Ventures I and II disposed of all their properties. We received net proceeds of approximately $6.6 million from the transactions. Based on the structure of the transactions, we recognized a gain of approximately $0.9 million on the sale of our interest in TRT-DCT Venture I, included in “Gain on dispositions of real estate interests” in our Consolidated Statements of Operations and we recognized our share of the TRT-DCT Venture II’s gain on sale of properties, approximately $2.4 million, included in “Equity in earnings of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

During March 2014, we purchased our partner’s 50.0% interest in one building from the IDI-DCT, LLC joint venture for $10.3 million.  See “Note 3 – Investment in Properties” for additional information.

The following table summarizes our unconsolidated joint ventures as of September 30, 2014 and December 31, 2013 (dollars in thousands):

			Investments in and
	As of September 30, 2014		Advances to as of
	Ownership	Number of	September 30,	December 31,
Unconsolidated Joint Ventures	Percentage	Buildings	2014	2013
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$40,192	$41,253
TRT-DCT Venture I	0.0%	-	-	823
TRT-DCT Venture II	0.0%	-	-	1,847
TRT-DCT Venture III	10.0%	4	1,156	1,197
Total Institutional Joint Ventures		17	41,348	45,120
Other:
Stirling Capital Investments (SCLA)(1)	50.0%	6	45,692	47,978
IDI/DCT, LLC	50.0%	2	8,099	27,735
IDI/DCT Buford, LLC (land only)	75.0%	-	4,090	4,090
Total Other		8	57,881	79,803
Total		25	$99,229	$124,923

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of September 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	Balances as of		Balances as of
	September 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Borrowings(1):
Senior unsecured revolving credit facility	$132,000	$132,000	$39,000	$39,000
Fixed rate debt(2)	$1,183,856	$1,280,604	$1,188,367	$1,263,722
Variable rate debt	$225,000	$225,504	$225,000	$226,153

Interest rate contracts:
Interest rate swap asset (liability)(3)	$(23)	$(23)	$212	$212

(1)

The fair values of our borrowings were estimated using a discounted cash flow methodology. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.

(2)	The carrying amount of our fixed rate debt includes premiums and discounts.
(3)

The fair value of our interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from Level 2 observable market interest rate curves. We also incorporate a credit valuation adjustment, which is derived using unobservable Level 3 inputs, to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. The asset or liability is included in “Other assets” or “Other liabilities,” respectively, in our Consolidated Balance Sheets.

The following table displays a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the nine months ended September 30, 2014 and 2013.

	During the
	Nine Months Ended
	September 30,
	2014	2013
Level 3 Assets (Liabilities):
Interest Rate Swaps:
Beginning balance at January 1	$212	$-
Net unrealized gain (loss) included in accumulated other comprehensive loss	(351)	62
Realized loss recognized in interest expense	116	-
Ending balance at September 30	$(23)	$62

Hedging Activities

To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and interest rate swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Such derivatives have been used to hedge the variability in existing and future interest expense associated with existing variable rate borrowings and forecasted issuances of debt, which may include the issuances of new debt, as well as refinancing of existing debt upon maturity.

Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Other comprehensive income (“OCI”)” in our Consolidated Statements of Comprehensive Income (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of September 30, 2014 and December 31, 2013, we had borrowings payable subject to pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $7.0 million and $7.1 million, respectively.

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for effective portion of derivatives	$135	$(246)	$(711)	$864
Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures	$(1,163)	$(1,000)	$(3,491)	$(3,000)
Amount of loss recognized in interest expense due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$-	$-	$-	$-

 Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $4.2 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in interest expense.

Note 6 – Outstanding Indebtedness

As of September 30, 2014, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $48.3 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2013, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $44.4 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of September 30, 2014, the gross book value of our consolidated properties was approximately $3.8 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2013, the gross book value of our consolidated properties was approximately $3.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of September 30, 2014 and December 31, 2013.

Line of Credit

As of September 30, 2014, we had $132.0 million outstanding and $164.5 million available under our senior unsecured revolving credit facility, net of a $3.5 million letter of credit. As of December 31, 2013, we had $39.0 million outstanding and $261.0 million available under our senior unsecured revolving credit facility.

Debt Assumptions

During 2014, we assumed two mortgage notes with outstanding balances of approximately $10.1 million in connection with property acquisitions. We recorded approximately a $1.4 million premium in connection with the assumption of these notes.

Guarantee of Debt

DCT has guaranteed the Operating Partnership’s obligations with respect to the senior unsecured notes and the senior unsecured revolving credit facility.

Note 7 – Noncontrolling Interests

DCT

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Noncontrolling interests of DCT primarily represent limited partnership interests in the Operating Partnership and equity interests held by third party partners in consolidated real estate investments, including related parties as discussed in Note 9 – Related Party Transactions.

The following table illustrates the noncontrolling interests’ share of consolidated net income (loss) during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Noncontrolling interests’ share of (income) loss from continuing operations	$(787)	$(161)	$(1,140)	$11
Noncontrolling interests’ share of (income) loss from discontinued operations	(14)	787	(281)	(600)
Net (income) loss attributable to noncontrolling interests	$(801)	$626	$(1,421)	$(589)

Operating Partnership

Equity interests in the Operating Partnership held by third parties and LTIP Units, as defined in Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership, are classified as permanent equity of the Operating Partnership and as noncontrolling interests of DCT in the Consolidated Balance Sheets.

All income attributable to noncontrolling interest holders for all periods presented in the Operating Partnership’s Consolidated Statements of Operations is income from continuing operations.

Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership

DCT

Common Stock

As of September 30, 2014, approximately 335.1 million shares of common stock were issued and outstanding.

On May 29, 2013, the Company registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. Pursuant to this offering, DCT may sell up to 20 million shares of common stock from time-to-time through May 29, 2016 in “at-the-market” offerings or certain other transactions. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the nine months ended September 30, 2014 approximately 13.6 million shares were issued through the third continuous equity offering program, at an average price of $7.74 per share for proceeds of $103.6 million, net of offering expenses. As of September 30, 2014, 3.0 million shares remain available to be issued under the current offering.

During the nine months ended September 30, 2014, we issued approximately 0.3 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises. During the nine months ended September 30, 2013, we issued approximately 0.2 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.

Operating Partnership

OP Units

For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.

As of September 30, 2014 and December 31, 2013, DCT owned approximately 95.1% and 94.8%, respectively, of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.

DCT holds its interests through both general and limited partner units. The Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”) stipulates that the general partner shall at all times own a minimum of 1.0% of all outstanding OP Units. As a result, each reporting period certain of DCT’s limited partner units are converted to general partner units to satisfy this requirement as illustrated in the Consolidated Statement of Changes in Capital.

Limited partners have the right to require the Company to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the Partnership Agreement), provided that such OP Units have been outstanding for at least one year. The Company may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Shares Amount (generally one share of DCT’s common stock for each OP Unit), as defined in the Partnership Agreement.

During the nine months ended September 30, 2014 and 2013, approximately 1.1 million and 2.1 million OP Units were redeemed for approximately $0.8 million and $0.9 million in cash and approximately 0.9 million and 2.0 million shares of DCT common stock, respectively.

As of September 30, 2014 and December 31, 2013, there were approximately 17.2 million and 17.7 million outstanding OP Units held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $129.2 million and $125.9 million based on the $7.51 and $7.13 per share closing price of DCT’s common stock on September 30, 2014 and December 31, 2013, respectively.

Equity-Based Compensation

On October 10, 2006, the Company established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel and directors, as defined in the plan. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. Options issued under the Long-Term Incentive Plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk-free interest rate. During the nine months ended September 30, 2014, we did not grant any stock options.

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Restricted stock is recorded at fair value on the date of grant and amortized to compensation expense on a straight-line basis over the service period during which term the stock fully vests. Restricted stock generally vests ratably over a period of four or five years, depending on the grant. During the nine months ended September 30, 2014, we granted approximately 0.3 million shares of restricted stock to certain officers and employees at the weighted-average fair market value of $7.36 per share.

LTIP Units

Pursuant to the Long-Term Incentive Plan, as amended, the Company may grant limited partnership interests in the Operating Partnership called LTIP Units. Vested LTIP Units may be redeemed by the Company in cash or DCT common stock, at the discretion of the Company, on a one-for-one basis with common shares, subject to certain restrictions of the Partnership Agreement. LTIP Units receive distributions equally along with common shares. LTIP Units are valued by reference to the value of DCT’s common stock and generally vest ratably over a period of four to five years, depending on the grant. LTIP Unit equity compensation is amortized into expense over the service period during which the units vest.

During the nine months ended September 30, 2014, approximately 0.6 million LTIP Units were granted to certain senior executives, which vest over a four to five year period with a total fair value of approximately $4.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 40% and a weighted average risk-free interest rate of 1.47%. During the nine months ended September 30, 2014, approximately 0.1 million vested LTIP Units were converted into approximately 0.1 million common shares. As of September 30, 2014, approximately 3.6 million LTIP Units were outstanding of which approximately 1.8 million were vested.

During the nine months ended September 30, 2013, approximately 0.7 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $4.6 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 52% and risk-free interest rate of 0.84%. During the nine months ended September 30, 2013, there were no conversions of vested LTIP Units. As of December 31, 2013, approximately 3.0 million LTIP Units were outstanding of which approximately 1.2 million were vested. In addition, during the nine months ended September 30, 2013, we issued approximately 0.4 million LTIP Units for awards issued in connection with our multi-year outperformance program that ended December 31, 2012.

Note 9 – Related Party Transactions

8th & Vineyard Consolidated Joint Venture

In 2010, we entered into the 8th & Vineyard joint venture with Iowa Investments, LLC, an entity owned by one of our executives, to purchase 19.3 acres of land held for development in Southern California. Pursuant to the joint venture agreement, we will first receive a return of all capital along with a preferred return. Thereafter, Iowa Investments, LLC will receive a return of all capital along with a promoted interest. The land parcel acquired by 8th & Vineyard was purchased from an entity in which the same executive had a minority ownership. The total acquisition price of $4.7 million was determined to be at fair value.

During 2014, we completed the construction and disposition of two buildings. See “Note 3 – Investment in Properties” for additional information.

Southern California Consolidated Ventures

We entered into four agreements, two in December 2010 and two in January 2011, whereby we acquired a weighted average ownership interest, based on square feet, of approximately 48.4% in five bulk industrial buildings located in the Southern California market. Entities controlled by one of our executives have a weighted average ownership in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% is held by a third party. Each venture partner will earn returns in accordance with their ownership interests. We have controlling rights including management of the operations of the properties and we have consolidated the properties in accordance with GAAP. The total acquisition price of $46.3 million was determined to be at fair value.

Note 10 – Earnings per Share/Unit

We use the two-class method of computing earnings per common share/unit which is an earnings allocation formula that determines earnings per share/unit for common stock/unit and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share/unit are computed by dividing the sum of distributed earnings to common stockholders/OP Unitholders and undistributed earnings allocated to common stockholders/OP Unitholders by the weighted average number of common shares/units outstanding for the period.

A participating security is defined by GAAP as an unvested share-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share/unit pursuant to the two-class method. Nonvested restricted stock and LTIP Units are considered participating securities as these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire.

DCT

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings per Common share – Basic and Diluted
Numerator
Income (loss) from continuing operations	$12,858	$1,010	$15,372	$(6,971)
(Income) loss from continuing operations attributable to noncontrolling interests	(787)	(161)	(1,140)	11
Income (loss) from continuing operations attributable to common stockholders	12,071	849	14,232	(6,960)
Less: Distributed and undistributed earnings allocated to participating securities	(171)	(173)	(507)	(519)
Numerator for adjusted income (loss) from continuing operations attributable to common stockholders	11,900	676	13,725	(7,479)
Income (loss) from discontinued operations	352	(11,793)	5,576	9,491
Noncontrolling interests' share of (income) loss from discontinued operations	(14)	787	(281)	(600)
Numerator for income (loss) from discontinued operations attributable to common stockholders	338	(11,006)	5,295	8,891
Adjusted net income (loss) attributable to common stockholders	$12,238	$(10,330)	$19,020	$1,412

Denominator
Weighted average common shares outstanding – basic	333,562	304,768	328,908	292,352
Effect of dilutive securities:
Stock options and phantom stock	1,202	905	1,126	-
Weighted average common shares outstanding – diluted	334,764	305,673	330,034	292,352

Earnings per Common Share – Basic
Income (loss) from continuing operations	$0.04	$0.00	$0.04	$(0.03)
Income (loss) from discontinued operations	0.00	(0.03)	0.02	0.03
Net income (loss) attributable to common stockholders	$0.04	$(0.03)	$0.06	$0.00

Earnings per Common Share – Diluted
Income (loss) from continuing operations	$0.04	$0.00	$0.04	$(0.03)
Income (loss) from discontinued operations	0.00	(0.03)	0.02	0.03
Net income (loss) attributable to common stockholders	$0.04	$(0.03)	$0.06	$0.00

Operating Partnership

The following table sets forth the computation of basic and diluted earnings per common unit for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings per OP Unit – Basic and Diluted
Numerator
Income (loss) from continuing operations	$12,858	$1,010	$15,372	$(6,971)
Income from continuing operations attributable to noncontrolling interests	(148)	(86)	(385)	(459)
Income (loss) from continuing operations attributable to OP Unitholders	12,710	924	14,987	(7,430)
Less: Distributed and undistributed earnings allocated to participating securities	(171)	(173)	(507)	(519)
Numerator for adjusted income (loss) from continuing operations attributable to OP Unitholders	12,539	751	14,480	(7,949)
Income (loss) from discontinued operations	352	(11,793)	5,576	9,491
Noncontrolling interests' share of (income) loss from discontinued operations	-	-	-	-
Numerator for income (loss) from discontinued operations attributable to OP Unitholders	352	(11,793)	5,576	9,491
Adjusted net income (loss) attributable to OP Unitholders	$12,891	$(11,042)	$20,056	$1,542

Denominator
Weighted average OP Units outstanding – basic	350,714	323,388	346,351	311,865
Effect of dilutive securities:
Stock options and phantom stock	1,202	905	1,126	-
Weighted average OP Units outstanding – diluted	351,916	324,293	347,477	311,865

Earnings per OP Unit – Basic
Income (loss) from continuing operations	$0.04	$0.00	$0.04	$(0.03)
Income (loss) from discontinued operations	0.00	(0.03)	0.02	0.03
Net income (loss) attributable to OP Unitholders	$0.04	$(0.03)	$0.06	$0.00

Earnings per OP Units – Diluted
Income (loss) from continuing operations	$0.04	$0.00	$0.04	$(0.03)
Income (loss) from discontinued operations	0.00	(0.03)	0.02	0.03
Net income (loss) attributable to OP Unitholders	$0.04	$(0.03)	$0.06	$0.00

DCT and the Operating Partnership

Potentially Dilutive Shares

For the nine months ended September 30, 2013, we excluded from diluted earnings per share the weighted average common share equivalents or common unit equivalents related to 2.8 million stock options and phantom stock because their effect would be anti-dilutive.

Additionally, for the three and nine months ended September 30, 2014, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 17.2 million and 17.4 million OP Units, respectively, because their effect would be anti-dilutive. During the same periods ended September 30, 2013, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 18.6 million and 19.5 million OP Units, respectively, because their effect would be anti-dilutive.

Note 11 – Segment Information

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. Certain reclassifications have been made to prior year results to conform to the current presentation related to discontinued operations (see “Note 12 – Discontinued Operations and Assets Held” for Sale for additional information).

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Segments:
East assets	$975,695	$1,026,416
Central assets	1,142,082	1,034,814
West assets	1,181,021	1,018,246
Total segment net assets	3,298,798	3,079,476
Non-segment assets:
Non-segment cash and cash equivalents	14,125	25,671
Other non-segment assets (1)	126,210	152,620
Assets held for sale (2)	-	8,196
Total assets	$3,439,133	$3,265,963

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.
(2)	Represents assets held for sale that meet the definition of a discontinued operation.

The following table sets forth the rental revenues of our segments in continuing operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
East	$27,289	$25,207	$84,082	$69,724
Central	32,965	28,078	97,714	81,575
West	24,031	19,826	68,410	58,445
Rental revenues	84,285	73,111	250,206	209,744
Institutional capital management and other fees	322	619	1,394	2,139
Total revenues	$84,607	$73,730	$251,600	$211,883

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Income (loss) from continuing operations” for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
East	$20,475	$18,748	$61,306	$50,733
Central	22,963	19,888	65,757	55,548
West	17,887	14,664	51,440	44,172
Property NOI (1)	61,325	53,300	178,503	150,453
Institutional capital management and other fees	322	619	1,394	2,139
Gain on business combination	-	-	1,000	-
Gain on dispositions of real estate interests	10,230	-	11,647	-
Real estate related depreciation and amortization	(37,842)	(32,843)	(111,545)	(94,634)
Casualty and involuntary conversion gain (loss)	(14)	294	326	296
Development profit, net of taxes	-	-	2,016	268
General and administrative	(6,727)	(6,120)	(21,059)	(19,823)
Impairment losses	(900)	-	(5,635)	-
Equity in earnings of unconsolidated joint ventures, net	892	759	5,202	1,721
Interest expense	(16,078)	(15,141)	(48,316)	(47,328)
Interest and other income	1,577	83	1,582	310
Income tax benefit (expense) and other taxes	73	59	257	(373)
Income (loss) from continuing operations	$12,858	$1,010	$15,372	$(6,971)

(1)

Property net operating income (“property NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gains, impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income (expense) and income tax benefit (expense) and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income (loss) attributable to common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Note 12 – Discontinued Operations and Assets Held for Sale

Assets Held for Sale

As of September 30, 2014, two properties in our East operating segment and 12 properties in our Central operating segment are classified as held for sale. In October 2014, we completed the sale of 13 of these properties, including the sale of our Columbus portfolio.

Discontinued Operations

We report results of operations from real estate assets that meet the definition of a component of an entity, have been sold or meet the criteria to be classified as held for sale, for which the disposal or expected disposal represents a strategic shift in operations, as discontinued operations. Real estate assets that meet the definition of a component of an entity and were disposed of or held for sale prior to January 1, 2014 are reported as discontinued operations. See “Note 2 – Summary of Significant Accounting Policies” for additional information regarding discontinued operations.

As of December 31, 2013, we had one operating property in our Central operating segment classified as held for sale that was subsequently sold in May 2014 and reported as a discontinued operation for the three and nine months ended September 30, 2014.

The following table summarizes the components of income from discontinued operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Rental revenues	$37	$4,083	$429	$15,573
Rental expenses and real estate taxes	48	(668)	(19)	(3,062)
Real estate related depreciation and amortization	-	(1,888)	-	(6,959)
General and administrative	(1)	(68)	(38)	(235)
Operating income	84	1,459	372	5,317
Interest and other expense	(2)	(31)	(19)	(113)
Income tax expense	-	(17)	(32)	(17)
Operating income and other income	82	1,411	321	5,187
Gain on dispositions of real estate interests	270	75	5,387	17,583
Impairment losses	-	(13,279)	(132)	(13,279)
Income (loss) from discontinued operations	$352	$(11,793)	$5,576	$9,491

Note 13 – Condensed Consolidating Financial Information

During October 2013, we issued $275.0 million aggregate principal amount of 4.50% senior notes at 99.038% of face value in a private placement. The senior notes are jointly and severally, fully and unconditionally guaranteed by DCT and certain of the Company’s wholly owned subsidiaries. During May 2014, we completed the exchange of these notes for SEC registered notes having substantially identical terms.

The following tables present the condensed consolidating financial information for (a) DCT Industrial Trust, Inc. (“Parent” and a guarantor), (b) DCT Industrial Operating Partnership LP (“Subsidiary Issuer”), (c) on a combined basis, the guarantor subsidiaries (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Additional columns present consolidating adjustments and consolidated totals as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013.

As the guarantees were made in connection with our note offering in October 2013, the Subsidiary Guarantors’ condensed consolidating information as of December 31, 2013 and for the period ended September 30, 2013 is presented based on the guarantors as of December 31, 2013. Subsequent to December 31, 2013, certain of our subsidiaries may be released from their guarantees, primarily due to the disposition of properties. These changes in guarantors are reflected prospectively.

Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

Investments in consolidated subsidiaries are accounted for using the equity method for purposes of the combined presentation. The consolidating adjustments principally relate to the elimination of investments in consolidated subsidiaries and intercompany balances and transactions.

Condensed Consolidated Balance Sheets

September 30, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Land	$-	$-	$766,443	$151,184	$-	$917,627
Buildings and improvements	-	-	2,246,895	414,557	-	2,661,452
Intangible lease assets	-	-	63,950	21,782	-	85,732
Construction in progress	-	-	121,492	9,387	-	130,879
Total investment in properties	-	-	3,198,780	596,910	-	3,795,690
Less accumulated depreciation and amortization	-	-	(563,113)	(115,627)	-	(678,740)
Net investment in properties	-	-	2,635,667	481,283	-	3,116,950
Investments in and advances to unconsolidated joint ventures	-	98,623	606	-	-	99,229
Net investment in real estate	-	98,623	2,636,273	481,283	-	3,216,179
Cash and cash equivalents	-	21,651	9,528	-	(4,853)	26,326
Restricted cash	-	-	162	3,364	-	3,526
Deferred loan costs, net	-	8,121	-	463	-	8,584
Straight-line rent and other receivables, net	-	526	42,415	8,047	-	50,988
Other assets, net	-	4,369	9,155	4,560	-	18,084
Intercompany receivables, net	23,517	154,788	4,126	-	(182,431)	-
Investment in subsidiaries	1,606,886	2,716,116	2,715	-	(4,325,717)	-
Assets held for sale	-	-	99,550	15,896	-	115,446
Total assets	$1,630,403	$3,004,194	$2,803,924	$513,613	$(4,513,001)	$3,439,133

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$-	$13,230	$58,353	$18,766	$(4,853)	$85,496
Intercompany payables, net	-	23,517	35,622	123,292	(182,431)	-
Distributions payable	23,517	1,290	-	-	-	24,807
Tenant prepaids and security deposits	-	-	22,729	3,649	-	26,378
Other liabilities	-	45	7,678	4,151	-	11,874
Intangible lease liabilities, net	-	-	20,059	2,732	-	22,791
Line of credit	-	132,000	-	-	-	132,000
Senior unsecured notes	-	1,122,566	-	-	-	1,122,566
Mortgage notes	-	-	33,951	252,339	-	286,290
Liabilities related to assets held for sale	-	-	2,725	648	-	3,373
Total liabilities	23,517	1,292,648	181,117	405,577	(187,284)	1,715,575

Equity:
Stockholders' equity	1,606,886	1,711,546	2,622,807	108,036	(4,442,389)	1,606,886
Noncontrolling interests	-	-	-	-	116,672	116,672
Total equity	1,606,886	1,711,546	2,622,807	108,036	(4,325,717)	1,723,558
Total liabilities and equity	$1,630,403	$3,004,194	$2,803,924	$513,613	$(4,513,001)	$3,439,133

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended September 30, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$65,876	$18,409	$-	$84,285
Institutional capital management and other fees	-	25	-	367	(70)	322
Total revenues	-	25	65,876	18,776	(70)	84,607

OPERATING EXPENSES:
Rental expenses	-	-	7,538	2,134	-	9,672
Real estate taxes	-	-	10,684	2,604	-	13,288
Real estate related depreciation and amortization	-	-	30,442	7,400	-	37,842
General and administrative	-	6,347	73	307	-	6,727
Impairment losses	-	-	201	699	-	900
Casualty and involuntary conversion loss	-	-	14	-	-	14
Total operating expenses	-	6,347	48,952	13,144	-	68,443
Operating income (loss)	-	(6,322)	16,924	5,632	(70)	16,164

OTHER INCOME (EXPENSE):
Equity in earnings (loss) of unconsolidated joint ventures, net	-	824	(2)	-	70	892
Gain on dispositions of real estate interests	-	-	-	10,230	-	10,230
Interest expense	-	(12,493)	(972)	(3,195)	582	(16,078)
Interest and other income (expense)	-	2,156	(17)	(18)	(544)	1,577
Income tax benefit (expense) and other taxes	-	(160)	270	(37)	-	73
Income (loss) from continuing operations	-	(15,995)	16,203	12,612	38	12,858
Income from discontinued operations	-	-	-	390	(38)	352
Equity in earnings of consolidated subsidiaries	12,409	29,057	39	-	(41,505)	-
Consolidated net income	12,409	13,062	16,242	13,002	(41,505)	13,210
Net income attributable to noncontrolling interests	-	-	-	-	(801)	(801)
Net income attributable to common stockholders	12,409	13,062	16,242	13,002	(42,306)	12,409
Distributed and undistributed earnings allocated to participating securities	-	(171)	-	-	-	(171)
Adjusted net income attributable to common stockholders	$12,409	$12,891	$16,242	$13,002	$(42,306)	$12,238

Net income	$12,409	$13,062	$16,242	$13,002	$(41,505)	$13,210
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	-	159	-	(24)	-	135
Net reclassification adjustment on cash flow hedging instruments	-	1,124	-	39	-	1,163
Other comprehensive income	-	1,283	-	15	-	1,298
Comprehensive income	12,409	14,345	16,242	13,017	(41,505)	14,508
Comprehensive income attributable to noncontrolling interests	-	-	-	-	(881)	(881)
Comprehensive income attributable to common stockholders	$12,409	$14,345	$16,242	$13,017	$(42,386)	$13,627

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$204,840	$45,366	$-	$250,206
Institutional capital management and other fees	-	479	-	1,185	(270)	1,394
Total revenues	-	479	204,840	46,551	(270)	251,600

OPERATING EXPENSES:
Rental expenses	-	-	26,586	4,921	-	31,507
Real estate taxes	-	-	33,033	7,163	-	40,196
Real estate related depreciation and amortization	-	-	92,049	19,496	-	111,545
General and administrative	-	20,129	253	677	-	21,059
Impairment losses	-	-	1,193	4,442	-	5,635
Casualty and involuntary conversion gain	-	-	(326)	-	-	(326)
Total operating expenses	-	20,129	152,788	36,699	-	209,616
Operating income (loss)	-	(19,650)	52,052	9,852	(270)	41,984

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	-	1,966	50	2,016
Equity in earnings (loss) of unconsolidated joint ventures, net	-	5,014	(32)	-	220	5,202
Gain on business combination	-	1,000	-	-	-	1,000
Gain on dispositions of real estate interests	-	1,175	-	10,472	-	11,647
Interest expense	-	(37,626)	(3,009)	(9,549)	1,868	(48,316)
Interest and other income (expense)	-	3,480	(52)	22	(1,868)	1,582
Income tax benefit (expense) and other taxes	-	(296)	734	(181)	-	257
Income (loss) from continuing operations	-	(46,903)	49,693	12,582	-	15,372
Income from discontinued operations	-	-	-	5,576	-	5,576
Equity in earnings of consolidated subsidiaries	19,527	67,466	2,018	-	(89,011)	-
Consolidated net income	19,527	20,563	51,711	18,158	(89,011)	20,948
Net income attributable to noncontrolling interests	-	-	-	-	(1,421)	(1,421)
Net income attributable to common stockholders	19,527	20,563	51,711	18,158	(90,432)	19,527
Distributed and undistributed earnings allocated to participating securities	-	(507)	-	-	-	(507)
Adjusted net income attributable to common stockholders	$19,527	$20,056	$51,711	$18,158	$(90,432)	$19,020

Net income	$19,527	$20,563	$51,711	$18,158	$(89,011)	$20,948
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	-	(360)	-	(351)	-	(711)
Net reclassification adjustment on cash flow hedging instruments	-	3,375	-	116	-	3,491
Other comprehensive income (loss)	-	3,015	-	(235)	-	2,780
Comprehensive income	19,527	23,578	51,711	17,923	(89,011)	23,728
Comprehensive income attributable to noncontrolling interests	-	-	-	-	(1,659)	(1,659)
Comprehensive income attributable to common stockholders	$19,527	$23,578	$51,711	$17,923	$(90,670)	$22,069

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$-	$(38,439)	$135,396	$37,005	$(4,853)	$129,109

INVESTING ACTIVITIES:
Real estate acquisitions	-	-	(242,455)	(14,643)	-	(257,098)
Capital expenditures and development activities	-	-	(126,100)	(8,765)	-	(134,865)
Proceeds from dispositions of real estate investments	-	1,988	4,825	119,347	-	126,160
Investments in unconsolidated joint ventures	-	(754)	-	-	-	(754)
Proceeds from casualties and involuntary conversion	-	-	562	42	-	604
Distributions of investments in unconsolidated joint ventures	-	17,043	-	-	-	17,043
Other investing activities	-	6,247	6	(283)	-	5,970
Net cash provided by (used in) investing activities	-	24,524	(363,162)	95,698	-	(242,940)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	-	135,000	-	-	-	135,000
Repayments of senior unsecured revolving line of credit	-	(42,000)	-	-	-	(42,000)
Principal payments on mortgage notes	-	-	(494)	(13,952)	-	(14,446)
Proceeds from issuance of common stock	104,733	104,733	-	-	(104,733)	104,733
Offering costs for issuance of common stock and OP Units	(1,392)	(1,392)	-	-	1,392	(1,392)
Net payments relating to intercompany financing	(34,636)	(115,365)	237,847	(122,482)	34,636	-
Redemption of noncontrolling interests	-	(800)	-	-	-	(800)
Dividends to common stockholders	(68,705)	(68,705)	-	-	68,705	(68,705)
Distributions to noncontrolling interests	-	(4,048)	-	(498)	-	(4,546)
Contributions from noncontrolling interests	-	-	-	101	-	101
Other financing activity	-	45	(59)	-	-	(14)
Net cash provided by (used in) financing activities	-	7,468	237,294	(136,831)	-	107,931
Net change in cash and cash equivalents	-	(6,447)	9,528	(4,128)	(4,853)	(5,900)
Cash and cash equivalents, beginning of period	-	28,098	-	4,128	-	32,226
Cash and cash equivalents, end of period	$-	$21,651	$9,528	$-	$(4,853)	$26,326

Condensed Consolidated Balance Sheets

December 31, 2013

(in thousands)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Land	$-	$-	$728,556	$155,248	$-	$883,804
Buildings and improvements	-	-	2,192,623	423,256	-	2,615,879
Intangible lease assets	-	-	56,429	26,329	-	82,758
Construction in progress	-	-	75,235	13,375	-	88,610
Total investment in properties	-	-	3,052,843	618,208	-	3,671,051
Less accumulated depreciation and amortization	-	-	(543,781)	(110,316)	-	(654,097)
Net investment in properties	-	-	2,509,062	507,892	-	3,016,954
Investments in and advances to unconsolidated joint ventures	-	124,285	638	-	-	124,923
Net investment in real estate	-	124,285	2,509,700	507,892	-	3,141,877
Cash and cash equivalents	-	28,098	-	4,128	-	32,226
Restricted cash	-	8,841	340	3,440	-	12,621
Deferred loan costs, net	-	9,737	-	514	-	10,251
Straight-line rent and other receivables, net	-	82	37,800	8,365	-	46,247
Other assets, net	-	3,313	7,343	3,889	-	14,545
Intercompany receivables, net	22,472	137,000	-	-	(159,472)	-
Investment in subsidiaries	1,543,806	2,540,233	11,965	-	(4,096,004)	-
Assets held for sale	-	-	8,196	-	-	8,196
Total assets	$1,566,278	$2,851,589	$2,575,344	$528,228	$(4,255,476)	$3,265,963

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$-	$11,140	$36,985	$15,156	$-	$63,281
Intercompany payables, net	-	22,472	44,448	92,552	(159,472)	-
Distributions payable	22,472	1,320	-	-	-	23,792
Tenant prepaids and security deposits	-	-	24,289	4,253	-	28,542
Other liabilities	-	93	7,177	2,852	-	10,122
Intangible lease liabilities, net	-	-	17,646	2,743	-	20,389
Line of credit	-	39,000	-	-	-	39,000
Senior unsecured notes	-	1,122,407	-	-	-	1,122,407
Mortgage notes	-	-	34,480	256,480	-	290,960
Liabilities related to assets held for sale	-	-	278	-	-	278
Total liabilities	22,472	1,196,432	165,303	374,036	(159,472)	1,598,771

Equity:
Stockholders' equity	1,543,806	1,655,157	2,410,041	154,192	(4,219,390)	1,543,806
Noncontrolling interests	-	-	-	-	123,386	123,386
Total equity	1,543,806	1,655,157	2,410,041	154,192	(4,096,004)	1,667,192
Total liabilities and equity	$1,566,278	$2,851,589	$2,575,344	$528,228	$(4,255,476)	$3,265,963

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended September 30, 2013

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$60,073	$13,038	$-	$73,111
Institutional capital management and other fees	-	205	-	490	(76)	619
Total revenues	-	205	60,073	13,528	(76)	73,730

OPERATING EXPENSES:
Rental expenses	-	-	7,462	1,317	-	8,779
Real estate taxes	-	-	8,914	2,118	-	11,032
Real estate related depreciation and amortization	-	-	26,637	6,206	-	32,843
General and administrative	-	5,190	98	832	-	6,120
Casualty and involuntary conversion gain	-	-	(294)	-	-	(294)
Total operating expenses	-	5,190	42,817	10,473	-	58,480
Operating income (loss)	-	(4,985)	17,256	3,055	(76)	15,250

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	-	672	11	-	76	759
Interest expense	-	(11,114)	(1,307)	(3,287)	567	(15,141)
Interest and other income	-	571	2	1,820	(2,310)	83
Income tax benefit (expense) and other taxes	-	(187)	261	(15)	-	59
Income (loss) from continuing operations	-	(15,043)	16,223	1,573	(1,743)	1,010
Income (loss) from discontinued operations	-	-	254	(13,790)	1,743	(11,793)
Equity in earnings (loss) of consolidated subsidiaries	(10,157)	4,174	3	-	5,980	-
Consolidated net income (loss)	(10,157)	(10,869)	16,480	(12,217)	5,980	(10,783)
Net loss attributable to noncontrolling interests	-	-	-	-	626	626
Net income (loss) attributable to common stockholders	(10,157)	(10,869)	16,480	(12,217)	6,606	(10,157)
Distributed and undistributed earnings allocated to participating securities	-	(173)	-	-	-	(173)
Adjusted net income (loss) attributable to common stockholders	$(10,157)	$(11,042)	$16,480	$(12,217)	$6,606	$(10,330)

Net income (loss)	$(10,157)	$(10,869)	$16,480	$(12,217)	$5,980	$(10,783)
Other comprehensive income
Net derivative gain (loss) on cash flow hedging instruments	-	(254)	-	8	-	(246)
Net reclassification adjustment on cash flow hedging instruments	-	1,000	-	-	-	1,000
Other comprehensive income	-	746	-	8	-	754
Comprehensive income (loss)	(10,157)	(10,123)	16,480	(12,209)	5,980	(10,029)
Comprehensive income attributable to noncontrolling interests	-	-	-	-	376	376
Comprehensive income (loss) attributable to common stockholders	$(10,157)	$(10,123)	$16,480	$(12,209)	$6,356	$(9,653)

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2013

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$170,089	$39,655	$-	$209,744
Institutional capital management and other fees	-	768	-	1,622	(251)	2,139
Total revenues	-	768	170,089	41,277	(251)	211,883

OPERATING EXPENSES:
Rental expenses	-	-	22,201	3,872	-	26,073
Real estate taxes	-	-	26,475	6,743	-	33,218
Real estate related depreciation and amortization	-	-	75,698	18,936	-	94,634
General and administrative	-	19,516	279	28	-	19,823
Casualty and involuntary conversion (gain) loss	-	-	(353)	57	-	(296)
Total operating expenses	-	19,516	124,300	29,636	-	173,452
Operating income (loss)	-	(18,748)	45,789	11,641	(251)	38,431

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	-	268	-	268
Equity in earnings of unconsolidated joint ventures, net	-	1,453	17	-	251	1,721
Interest expense	-	(35,335)	(3,926)	(10,058)	1,991	(47,328)
Interest and other income	-	2,000	12	5,416	(7,118)	310
Income tax benefit (expense) and other taxes	-	(489)	342	(226)	-	(373)
Income (loss) from continuing operations	-	(51,119)	42,234	7,041	(5,127)	(6,971)
Income from discontinued operations	-	-	612	3,752	5,127	9,491
Equity in earnings of consolidated subsidiaries	1,931	53,180	195	-	(55,306)	-
Consolidated net income	1,931	2,061	43,041	10,793	(55,306)	2,520
Net income attributable to noncontrolling interests	-	-	-	-	(589)	(589)
Net income attributable to common stockholders	1,931	2,061	43,041	10,793	(55,895)	1,931
Distributed and undistributed earnings allocated to participating securities	-	(519)	-	-	-	(519)
Adjusted net income attributable to common stockholders	$1,931	$1,542	$43,041	$10,793	$(55,895)	$1,412

Net income	$1,931	$2,061	$43,041	$10,793	$(55,306)	$2,520
Other comprehensive income
Net derivative gain on cash flow hedging instruments	-	803	-	61	-	864
Net reclassification adjustment on cash flow hedging instruments	-	3,000	-	-	-	3,000
Other comprehensive income	-	3,803	-	61	-	3,864
Comprehensive income	1,931	5,864	43,041	10,854	(55,306)	6,384
Comprehensive income attributable to noncontrolling interests	-	-	-	-	(1,224)	(1,224)
Comprehensive income attributable to common stockholders	$1,931	$5,864	$43,041	$10,854	$(56,530)	$5,160

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$-	$(38,884)	$117,754	$24,110	$-	$102,980

INVESTING ACTIVITIES:
Real estate acquisitions	-	-	(242,619)	(16,583)	-	(259,202)
Capital expenditures and development activities	-	-	(97,490)	(10,139)	-	(107,629)
Proceeds from dispositions of real estate investments	-	-	-	112,362	-	112,362
Investments in unconsolidated joint ventures	-	(1,784)	-	-	-	(1,784)
Proceeds from casualties and involuntary conversion	-	-	5,999	1,820	-	7,819
Distributions of investments in unconsolidated joint ventures	-	1,659	-	-	-	1,659
Other investing activities	-	(7,514)	5	(281)	-	(7,790)
Net cash provided by (used in) investing activities	-	(7,639)	(334,105)	87,179	-	(254,565)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	-	255,000	-	-	-	255,000
Repayments of senior unsecured revolving line of credit	-	(313,000)	-	-	-	(313,000)
Proceeds from senior unsecured notes	-	225,000	-	-	-	225,000
Repayments of senior unsecured notes	-	(175,000)	-	-	-	(175,000)
Proceeds from mortgage notes	-	-	9,303	7,195	-	16,498
Principal payments on mortgage notes	-	-	(10,988)	(6,485)	-	(17,473)
Proceeds from issuance of common stock	241,704	241,704	-	-	(241,704)	241,704
Offering costs for issuance of common stock and OP Units	(8,467)	(8,467)	-	-	8,467	(8,467)
Net payments relating to intercompany financing	(172,958)	(105,891)	217,996	(112,105)	172,958	-
Redemption of noncontrolling interests	-	(933)	-	-	-	(933)
Dividends to common stockholders	(60,279)	(60,279)	-	-	60,279	(60,279)
Distributions to noncontrolling interests	-	(4,522)	-	(960)	-	(5,482)
Contributions from noncontrolling interests	-	-	-	723	-	723
Other financing activity	-	(1,538)	(57)	1,555	-	(40)
Net cash provided by (used in) financing activities	-	52,074	216,254	(110,077)	-	158,251
Net change in cash and cash equivalents	-	5,551	(97)	1,212	-	6,666
Cash and cash equivalents, beginning of period	-	11,162	97	1,437	-	12,696
Cash and cash equivalents, end of period	$-	$16,713	$-	$2,649	$-	$19,362

Note 14 – Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized subsequent events were noted.

On October 20, 2014, DCT’s Board of Directors approved a one-for-four reverse stock split of our issued and outstanding common stock and a corresponding reverse split of the partnership interests of the Operating Partnership.  The number of authorized shares and the par value of the common stock were not changed.  The reverse stock split is expected to take effect on November 17, 2014.  The financial statements have not been adjusted because the reverse share split was not effective as of the filing date of this quarterly report.  The reverse stock split will be applied retrospectively once it is effective.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

—	national, international, regional and local economic conditions, including, in particular, the strength of the United States economic recovery and global economic recovery;
—	the general level of interest rates and the availability of capital;
—	the competitive environment in which we operate;
—	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
—	decreased rental rates or increasing vacancy rates;
—	defaults on or non-renewal of leases by tenants;
—	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;
—	the timing of acquisitions, dispositions and development;
—	natural disasters such as fires, floods, tornadoes, hurricanes and earthquakes;
—	energy costs;
—

the terms of governmental regulations that affect us and interpretations of those regulations, including the costs of compliance with those regulations, changes in real estate and zoning laws and increases in real property tax rates;

—	financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal, interest and other commitments;
—	lack of or insufficient amounts of insurance;
—	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;
—	the consequences of future terrorist attacks or civil unrest;
—	environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us; and
—	other risks and uncertainties detailed in the section entitled “Risk Factors.”

In addition, our current and continuing qualification as a real estate investment trust, or REIT, involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, or the Code, and depends on our ability to meet the various requirements imposed by the Code through actual operating results, distribution levels and diversity of stock ownership.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in this Report.

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States (“U.S.”). As used herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of September 30, 2014, DCT owned approximately 95.1% of the outstanding equity interests in the Operating Partnership.

As of September 30, 2014, the Company owned interests in approximately 74.3 million square feet of properties leased to approximately 900 customers, including:

—

64.9 million square feet comprising 401 consolidated operating properties, including 3.8 million square feet comprising 14 consolidated buildings classified as held for sale, which were 93.5% occupied;

—	8.6 million square feet comprising 25 unconsolidated properties which were 98.0% occupied and operated on behalf of four institutional capital management partners;
—	0.3 million square feet comprising two consolidated buildings in redevelopment; and
—	0.5 million square feet comprising four consolidated buildings in development.

The Company also has 16 buildings under construction and several projects in predevelopment. See “Notes to Consolidated Financial Statements Note 3—Investment in Properties” for further detail related to our development activity.

Our primary business objectives are to maximize long-term growth in Funds from Operations, or FFO, as defined on page 54, net asset value of our portfolio and total shareholder returns. In our pursuit of these long-term objectives, we seek to:

—	maximize cash flows from existing properties;
—	deploy capital into quality acquisitions and development opportunities which meet our asset, location and financial criteria; and
—	recycle capital by selling assets that no longer fit our investment criteria and reinvesting the proceeds into higher growth opportunities.

Outlook

We seek to maximize long-term earnings growth and value within the context of overall economic conditions, primarily through increasing occupancy, rents and operating income at existing properties and acquiring and developing high-quality properties with attractive operating income and value growth prospects. Fundamentals for industrial real estate continue to improve in response to general improvement in the economy as well as trends that particularly favor industrial assets, including the growth of e-commerce and United States based manufacturing. We expect moderate economic growth to continue through the remainder of 2014, which should result in continued positive demand for warehouse space as companies expand and upgrade their distribution and production platforms.

In response to positive net absorption and lower market vacancy levels, rental rates are increasing in most of our markets, although they generally remain below peak levels. Rental concessions, such as free rent, have also declined in all markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed in the remainder of 2014 to be higher than the rates on expiring leases. As positive net absorption of warehouse space continues, we expect the rental rate environment to continue to improve.

New development has begun to increase in certain markets where fundamentals have improved, however construction is below current levels of net absorption in most markets and well below peak levels. We expect that the operating environment will continue to be favorable for landlords with a meaningful improvement of rental and occupancy rates.

We expect same store net operating income to be higher in 2014 than it was in 2013, primarily as a result of higher occupancy in 2014 and the impact of increasing rental rates on leases signed in 2014 compared to expiring leases.

In terms of capital investment, we will continue to pursue the acquisition of well-located distribution facilities at prices where we can apply our leasing experience and market knowledge to generate attractive returns. Going forward, we will pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive demand and market rental rates will provide attractive financial returns.

We anticipate having sufficient liquidity to fund our operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions and developments, with the issuance of new common shares, proceeds from asset sales or through additional borrowings. Please see “Liquidity and Capital Resources” for additional discussion.

Inflation

Although the U.S. economy has recently experienced a modest increase in inflation rates, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets. Most of our leases require the customers to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, most of our leases expire within five years which enables us to replace existing leases with new leases at then-existing market rates.

Significant Transactions During 2014

Summary of the nine months ended September 30, 2014

—	Acquisitions
—

During the nine months ended September 30, 2014, we acquired 20 buildings comprising 4.1 million square feet in the Chicago, Dallas, Houston, Northern California, Phoenix, Seattle and Southern California markets for a total purchase price of approximately $249.6 million. Average occupancy of the properties was 80.2% upon acquisition.

—	In addition, during the nine months ended September 30, 2014, we acquired 85.1 acres of land in the Chicago, Dallas, Pennsylvania and Seattle markets for approximately $19.7 million.
—	Development Activities
—

During the nine months ended September 30, 2014, construction was shell complete on four buildings totaling 1.0 million square feet in Houston, Seattle and Southern California. Additionally, we recognized development profit, net of taxes, of approximately $2.0 million related to the completion and sales of 8th & Vineyard A and 8th & Vineyard B. The table below reflects a summary of development activities as of September 30, 2014:

Project	Market	Acres	Number of Buildings	Square Feet	Percent Owned	Cumulative Costs at 9/30/2014	Projected Investment	Completion Date(1)	Percent Leased(2)
				(in thousands)		(in thousands)	(in thousands)
Development Activities:

Development Projects in Lease Up(3)
DCT Beltway Tanner Business Park	Houston	11	1	133	100%	$14,097	$15,690	Q1-2014	100%
DCT Sumner South Distribution Center	Seattle	9	1	188	100%	11,414	13,252	Q1-2014	56%
	Sub Total	20	2	321	100%	$25,511	$28,942		74%
Under Construction
DCT River West	Atlanta	47	1	733	100%	$9,527	$29,644	Q1-2015	0%
DCT Freeport North	Dallas	6	1	100	100%	3,516	6,969	Q4-2014	0%
DCT Frankford Trade Center	Dallas	6	1	82	100%	3,412	6,155	Q1-2015	0%
DCT Airtex Industrial Center II	Houston	7	1	125	100%	5,859	9,882	Q4-2014	0%
DCT Northwest Crossroads Logistics Centre I	Houston	21	1	362	100%	10,865	20,751	Q4-2014	53%
DCT Northwest Crossroads Logistics Centre II	Houston	18	1	320	100%	3,896	18,410	Q1-2015	0%
DCT Airport Distribution Center North Building C	Orlando	8	1	97	100%	4,715	6,693	Q4-2014	0%
DCT Chrin Commerce Centre	Pennsylvania	36	1	426	100%	7,583	25,816	Q2-2015	0%
DCT White River Corporate Center Phase I	Seattle	30	1	649	100%	38,353	43,036	Q4-2014	0%
DCT White River Corporate Center Phase II South	Seattle	4	1	63	100%	2,581	5,095	Q1-2015	0%
DCT Fife 45 North	Seattle	5	1	79	100%	2,800	7,049	Q1-2015	0%
DCT Fife 45 South	Seattle	4	1	64	100%	1,799	5,654	Q1-2015	0%
8th & Vineyard D	So. California	4	1	64	91%	2,691	5,937	Q1-2015	0%
DCT Rialto Logistics Center	So. California	42	1	928	100%	48,706	59,755	Q4-2014	0%
	Sub Total	238	14	4,092	100%	$146,303	$250,846		5%

Development Projects for Sale
8th & Vineyard C	So. California	3	1	55	91%	$1,814	$4,942	Q1-2015	N/A
8th & Vineyard E	So. California	2	1	40	91%	1,831	3,737	Q1-2015	N/A
	Sub Total	5	2	95	91%	$3,645	$8,679

	Total	263	18	4,508	99%	$175,459	$288,467		10%

(1)	The completion date represents the date of building shell completion or estimated date of shell completion.
(2)	Percentage leased is computed as of the date the financial statements were available to be issued.
(3)

During July 2014, DCT acquired two buildings totaling 178,000 square feet that were shell complete.  The buildings are classified as properties under development with cumulative costs of $15.1 million as of September 30, 2014.

—	Dispositions
—	During the nine months ended September 30, 2014, we sold 17 operating properties totaling 2.5 million square feet, to third parties for gross proceeds of approximately $127.0 million.
—	We recognized gains of approximately $15.7 million on the disposition of 13 properties and recognized impairment losses of approximately $5.4 million on four properties.
—	Significant Activity with Joint Ventures
—

In January 2014, the TRT-DCT Ventures I and II disposed of all their properties. The Company received approximately $6.6 million in net proceeds from the transactions. Based on the structure of the transactions, we recognized a gain of approximately $0.9 million on the sale of our interest in TRT-DCT Venture I and we recognized our share of the TRT-DCT Venture II’s gain on sale of properties of approximately $2.4 million.

—

During March 2014, we obtained 100.0% controlling interest through the purchase of our partner’s 50.0% interest in one building from the IDI-DCT, LLC joint venture for approximately $10.3 million and recognized a gain on the business combination of approximately $1.0 million.

—	Debt Activity
—	As of September 30, 2014, we had $132.0 million outstanding and $164.5 million available under the unsecured revolving credit facility, net of a $3.5 million letter of credit.
—

During 2014, we assumed two mortgage notes with outstanding balances of approximately $10.1 million in connection with property acquisitions.  We recorded approximately a $1.4 million premium in connection with the assumption of these notes.

—	Equity activity
—

During the nine months ended September 30, 2014, approximately 13.6 million shares were issued through our continuous equity offering program at an average price of $7.74 per share, for proceeds of approximately $103.6 million, net of offering expenses. The proceeds from the sale of shares were contributed to the Operating Partnership in exchange for an equal number of OP Units in the Operating Partnership and were used for general corporate purposes, including funding of acquisitions and repaying debt.

—	Leasing Activity

The following table provides a summary of our leasing activity for the nine months ended September 30, 2014:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	GAAP Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)	Weighted Average Retention(6)
		(in thousands)			(in months)
Third quarter 2014	72	2,874	$4.56	12.9%	46	$2.42	69.0%
Year to date 2014	214	11,088	$4.38	12.6%	56	$2.71	77.9%

(1)	Excludes month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
(3)

GAAP basis rent growth is an annual ratio of the change in net effective rent (including straight-line rent adjustments as required by GAAP) compared to the net effective rent of the comparable lease. Leases where there were no prior comparable leases due to materially different lease structures are excluded.

(4)	Assumes no exercise of lease renewal options, if any.
(5)

Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and indirect costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(6)	Represents the percentage of customers renewing their respective leases weighted by average square feet.

During the nine months ended September 30, 2014, we signed 88 leases comprising 5.3 million square feet with total concessions of $5.5 million primarily related to free rent periods.

Customer Diversification

As of September 30, 2014, there were no customers that occupied more than 2.2% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of September 30, 2014, who occupy a combined 6.3 million square feet of our consolidated properties.

Percentage of
Annualized
Customer	Base Rent
Schenker, Inc.	2.2%
Deutsche Post World Net (DHL)	1.4%
The Clorox Company	1.1%
The Glidden Company	1.1%
United Stationers Supply Company	1.1%
YRC, LLC	1.0%
Genco I, Inc.	1.0%
Bridgestone Corporation	1.0%
One Kings Lane, Inc.	0.9%
Ozburn-Hessey Logistics, L.L.C.	0.9%
Total	11.7%

Although base rent is supported by long-term lease contracts, customers who file bankruptcy generally have the legal right to reject any or all of their leases. In the event that a customer with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and an increase in allowance for doubtful accounts receivable.

We continuously monitor the financial condition of our customers. We communicate often with those customers who have been late on payments or filed bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would individually cause a material reduction in our revenues, and no customer represents more than 5.0% of our annual base rent.

Results of Operations

Summary of the three and nine months ended September 30, 2014 compared to the same periods ended September 30, 2013

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the U.S. As of September 30, 2014, the Company owned interests in or had under development approximately 74.3 million square feet of properties leased to approximately 900 customers, including 8.6 million square feet managed on behalf of four institutional capital management joint venture partners. Also as of September 30, 2014, we consolidated 387 operating properties, two redevelopment properties, four development properties and 14 consolidated properties classified as held for sale.

Comparison of the three months ended September 30, 2014 compared to the same period ended September 30, 2013

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 354 operating properties and was comprised of 55.3 million square feet. A discussion of these changes follows in the table below (in thousands):

	Three Months Ended
	September 30,
	2014	2013	$ Change	Percent Change
Rental Revenues
Same store	$71,995	$68,823	$3,172	4.6%
Non-same store operating properties	11,835	4,083	7,752	189.9%
Development and redevelopment	455	205	250	122.0%
Total rental revenues	84,285	73,111	11,174	15.3%
Rental Expenses and Real Estate Taxes
Same store	19,431	18,913	518	2.7%
Non-same store operating properties	3,446	870	2,576	296.1%
Development and redevelopment	83	28	55	196.4%
Total rental expenses and real estate taxes	22,960	19,811	3,149	15.9%
Property Net Operating Income (1)
Same store	52,564	49,910	2,654	5.3%
Non-same store operating properties	8,389	3,213	5,176	161.1%
Development and redevelopment	372	177	195	110.2%
Total property net operating income	61,325	53,300	8,025	15.1%
Other Revenue and Other Income
Institutional capital management and other fees	322	619	(297)	-48.0%
Equity in earnings of unconsolidated joint ventures, net	892	759	133	17.5%
Gain on dispositions of real estate interests	10,230	-	10,230	100.0%
Casualty and involuntary conversion gain (loss)	(14)	294	(308)	-104.8%
Interest and other income	1,577	83	1,494	1800.0%
Total other revenue and other income	13,007	1,755	11,252	641.1%
Other Expenses
Real estate related depreciation and amortization	37,842	32,843	4,999	15.2%
Interest expense	16,078	15,141	937	6.2%
General and administrative	6,727	6,120	607	9.9%
Impairment losses	900	-	900	100.0%
Income tax (benefit) and other taxes	(73)	(59)	(14)	-23.7%
Total other expenses	61,474	54,045	7,429	13.7%
Income (loss) from discontinued operations	352	(11,793)	12,145	103.0%
Net income attributable to noncontrolling interests of the Operating Partnership	(148)	(86)	(62)	-72.1%
Net income (loss) attributable to OP Unitholders	13,062	(10,869)	23,931	220.2%
Net (income) loss attributable to noncontrolling interests of DCT Industrial Trust Inc.	(653)	712	(1,365)	-191.7%
Net income (loss) attributable to common stockholders	$12,409	$(10,157)	$22,566	222.2%

(1)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gains (losses), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income (expenses) and income tax benefit (expense) and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. We believe net income attributable to DCT common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Income (loss) from continuing operations,” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $11.2 million for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to the following:

—

$8.0 million increase in our non-same store rental revenues, including development and redevelopment properties, primarily as a result of an increase in the number of properties acquired and developed. Since July 1, 2013, we have acquired 36 operating properties and placed into operation 11 development and redevelopment properties.

—	$3.2 million increase in total revenue in our same store portfolio primarily due to the following:
—	$1.9 million increase in base rent primarily resulting from increased rental rates and a 150 basis point increase in average occupancy period over period;
—	$1.8 million increase in operating expense recoveries related to higher average occupancy and higher property operating expense; which was partially offset by
—	$0.3 million decrease in early lease termination; and
—	$0.1 million decrease in straight-line rental revenue.

The following table illustrates the various components of our consolidated rental revenues for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended
	September 30,
	2014	2013	$ Change
Base rent	$61,368	$54,189	$7,179
Straight-line rent	2,326	1,161	1,165
Amortization of above and below market rent intangibles	605	403	202
Tenant recovery income	19,099	15,922	3,177
Other	627	674	(47)
Revenues related to early lease terminations	260	762	(502)
Total rental revenues	$84,285	$73,111	$11,174

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by $3.1 million for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to the following:

—	$2.6 million increase in rental expenses and real estate taxes related to properties acquired and development and redevelopment properties placed into service during the period; and
—	$0.5 million increase in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to an increase in repairs and maintenance expense.

Other Revenue and Other Income

Total other revenue and other income increased $11.3 million for the three months ended September 30, 2014 as compared to the same period in 2013, primarily due the following:

—

$10.2 million increase in gain on dispositions of real estate interests primarily related to the classification of fewer assets as discontinued operations for the three month period ended September 30, 2014, compared to the three month period ended September 30, 2013.  See the “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information related to the early adoption of the discontinued operations accounting standard update; and

—	$1.5 million increase in interest and other income primarily related to a settlement on roof damages on several properties located in our Houston market; which was partially offset by
—

$0.3 million decrease in casualty and involuntary conversion gain (loss) as a result of a settlement in 2013 on one of our properties with the State of Texas for road expansion pursuant to eminent domain proceedings; and

—	$0.3 million decrease in institutional capital management and other fees primarily related to the sale of all properties in TRT-DCT Venture I and TRT-DCT Venture II.

Other Expenses

Other expenses increased $7.4 million for the three months ended September 30, 2014 as compared to the same period in 2013, primarily due to the following:

—	$5.0 million increase in depreciation and amortization expense resulting from real estate acquisitions and capital additions;
—

$0.9 million increase in interest expense as a result of our issuance of $275.0 million 4.50% senior notes in October 2013 and a higher average balance on our outstanding senior unsecured revolving credit facility, partially offset by the payoff of a $15.9 million mortgage note that was scheduled to mature in October 2013, a $50.0 million senior unsecured note that was scheduled to mature in January of 2014 and our $175.0 million senior unsecured term loan that was scheduled to mature in February 2015;

—	$0.9 million impairment expense recognized on one property that was disposed during 2014 and one property held for sale at September 30, 2014; and
—	$0.6 million increase in general and administrative expense primarily related to higher acquisition costs.

Income (loss) from Discontinued Operations

Income (loss) from discontinued operations increased by $12.1 million for the three months ended September 30, 2014 as compared to the same period in 2013 primarily due to impairment losses recognized in 2013. This change is partially related to the classification of fewer assets as discontinued operations for the three month period ended September 30, 2014, compared to the three month period ended September 30, 2013. See the “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information related to the early adoption of the discontinued operations accounting standard update.

Comparison of the nine months ended September 30, 2014 compared to the same period ended September 30, 2013

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 336 operating properties and was comprised of 51.3 million square feet. A discussion of these changes follows in the table below (in thousands):

	Nine Months Ended
	September 30,
	2014	2013	$ Change	Percent Change
Rental Revenues
Same store	$200,549	$193,159	$7,390	3.8%
Non-same store operating properties	48,307	16,380	31,927	194.9%
Development and redevelopment	1,350	205	1,145	558.5%
Total rental revenues	250,206	209,744	40,462	19.3%
Rental Expenses and Real Estate Taxes
Same store	57,153	54,906	2,247	4.1%
Non-same store operating properties	14,288	4,320	9,968	230.7%
Development and redevelopment	262	65	197	303.1%
Total rental expenses and real estate taxes	71,703	59,291	12,412	20.9%
Property Net Operating Income (1)
Same store	143,396	138,253	5,143	3.7%
Non-same store operating properties	34,019	12,060	21,959	182.1%
Development and redevelopment	1,088	140	948	677.1%
Total property net operating income	178,503	150,453	28,050	18.6%
Other Revenue and Other Income
Institutional capital management and other fees	1,394	2,139	(745)	-34.8%
Development profit, net of taxes	2,016	268	1,748	652.2%
Equity in earnings of unconsolidated joint ventures, net	5,202	1,721	3,481	202.3%
Gain on business combination	1,000	-	1,000	100.0%
Gain on dispositions of real estate interests	11,647	-	11,647	100.0%
Casualty and involuntary conversion gain	326	296	30	10.1%
Interest and other income	1,582	310	1,272	410.3%
Total other revenue and other income	23,167	4,734	18,433	389.4%
Other Expenses
Real estate related depreciation and amortization	111,545	94,634	16,911	17.9%
Interest expense	48,316	47,328	988	2.1%
General and administrative	21,059	19,823	1,236	6.2%
Impairment losses	5,635	-	5,635	100.0%
Income tax (benefit) expense and other taxes	(257)	373	(630)	-168.9%
Total other expenses	186,298	162,158	24,140	14.9%
Income from discontinued operations	5,576	9,491	(3,915)	-41.2%
Net income attributable to noncontrolling interests of the Operating Partnership	(385)	(459)	74	16.1%
Net income attributable to OP Unitholders	20,563	2,061	18,502	897.7%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(1,036)	(130)	(906)	-696.9%
Net income attributable to common stockholders	$19,527	$1,931	$17,596	911.2%

(1)	See definitions of property net operating income on page 42.

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $40.5 million for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to the following:

—

$33.1 million increase in our non-same store rental revenues, including development and redevelopment properties, primarily as a result of an increase in the number of properties. Since January 1, 2013, we have acquired 54 operating properties and placed into operation 13 development and redevelopment properties.

—	$7.4 million increase in total revenue in our same store portfolio primarily due to the following:
—	$2.1 million increase in base rent primarily resulting from increased rental rates and an 80 basis point increase in average occupancy period over period;
—	$3.9 million increase in operating expense recoveries related to higher average occupancy and higher property operating expense;
—	$0.9 million increase in straight-line rental revenue; and
—	$0.4 million increase in other revenues primarily related to roof repair reimbursements.

The following table illustrates the various components of our consolidated rental revenues for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended
	September 30,
	2014	2013	$ Change
Base rent	$179,176	$155,287	$23,889
Straight-line rent	7,651	3,693	3,958
Amortization of above and below market rent intangibles	1,505	1,202	303
Tenant recovery income	57,749	47,041	10,708
Other	2,260	1,448	812
Revenues related to early lease terminations	1,865	1,073	792
Total rental revenues	$250,206	$209,744	$40,462

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by $12.4 million for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to the following:

—	$10.2 million increase in rental expenses and real estate taxes related to properties acquired and development and redevelopment properties placed into operation during the period; and
—

$2.2 million increase in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to increases in property taxes and snow removal resulting from severe winter storms.

Other Revenue and Other Income

Total other revenue and other income increased $18.4 million for the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due the following:

—

$2.0 million in development profit, net of taxes related to the completion and sale of the development projects 8th & Vineyard A and 8th & Vineyard B compared to a $0.3 million development profit, net of taxes recognized during 2013;

—	$1.0 million gain on business combination related to obtaining control through the purchase of our partner’s 50.0% interest in one property from the IDI-DCT, LLC joint venture during 2014;
—	$3.5 million increase in equity in earnings of unconsolidated joint ventures primarily related to a gain from the sale of all properties in the TRT-DCT Venture II;
—

$11.6 million gain on dispositions of real estate interests primarily related to a $0.9 million gain on the sale of our interest in the TRT-DCT Venture I and the classification of fewer assets as discontinued operations for the nine month period ended September 30, 2014, compared to the nine month period ended September 30, 2013.  See the “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information related to the early adoption of the discontinued operations accounting standard update;

—	$1.3 million increase in interest and other income primarily related to a settlement on roof damages on several properties located in our Houston market; which was partially offset by

—	$0.7 million decrease in institutional capital management and other fees primarily related to the sale of all properties in TRT-DCT Venture I and TRT-DCT Venture II.

Other Expenses

Other expenses increased $24.1 million for the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to the following:

—	$16.9 million increase in depreciation and amortization expense resulting from real estate acquisitions and capital additions;
—	$5.6 million impairment expense recognized on five of our properties that were sold or held for sale during 2014; and
—	$1.2 million increase in general and administrative expense primarily related to higher acquisition costs and personnel costs.

Income from Discontinued Operations

Income from discontinued operations decreased by $3.9 million for the nine months ended September 30, 2014 as compared to the same period in 2013. This decrease is partially related to the classification of fewer assets as discontinued operations for the nine month period ended September 30, 2014, compared to the nine month period ended September 30, 2013. See the “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information related to the early adoption of the discontinued operations accounting standard update.

Segment Summary for the three and nine months ended September 30, 2014 compared to the same period ended September 30, 2013

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. These regions are comprised of the markets by which management and their operating teams conduct and monitor business (see further detail on our Segments in “Notes to the Consolidated Financial Statements, Note 11 – Segment Information”). Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three and nine months ended September 30, 2014 compared to September 30, 2013, respectively (dollar amounts and square feet in thousands):

					Three Months Ended		Nine Months Ended
	As of September 30,				September 30,		September 30,
						Property net		Property net
	Number of		Occupancy at	Segment	Rental	operating	Rental	operating
	buildings	Square feet	period end	assets(1)	revenues(2)	income (3)	revenues(2)	income (3)
EAST:
2014	121	21,987	92.5%	$975,695	$27,289	$20,475	$84,082	$61,306
2013	129	22,369	87.6%	$982,225	$25,207	$18,748	$69,724	$50,733
Change	(8)	(382)	4.9%	$(6,530)	$2,082	$1,727	$14,358	$10,573

CENTRAL:
2014	173	28,425	91.8%	$1,142,082	$32,965	$22,963	$97,714	$65,757
2013	155	24,981	93.1%	$964,914	$28,078	$19,888	$81,575	$55,548
Change	18	3,444	(1.3)%	$177,168	$4,887	$3,075	$16,139	$10,209

WEST:
2014	113	15,358	93.2%	$1,181,021	$24,031	$17,887	$68,410	$51,440
2013	98	12,198	94.3%	$986,160	$19,826	$14,664	$58,445	$44,172
Change	15	3,160	(1.1)%	$194,861	$4,205	$3,223	$9,965	$7,268

(1)

Segment assets include all assets comprising operating properties included in a segment, less non-segment cash and cash equivalents, other non-segment assets, and assets held for sale that meet the definition of a discontinued operation. The prior year segment assets are not restated for current year discontinued operations.

(2)	Segment rental revenues include revenue from operating properties and development properties. Properties classified as discontinued operations are not included in these results.
(3)

For the definition of property net operating income, or property NOI, and a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations,” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013	$ Change
Segments:
East assets	$975,695	$1,026,416	$(50,721)
Central assets	1,142,082	1,034,814	107,268
West assets	1,181,021	1,018,246	162,775
Total segment net assets	3,298,798	3,079,476	219,322
Non-segment assets:
Non-segment cash and cash equivalents	14,125	25,671	(11,546)
Other non-segment assets (1)	126,210	152,620	(26,410)
Assets held for sale (2)	-	8,196	(8,196)
Total assets	$3,439,133	$3,265,963	$173,170

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.
(2)	Represents assets held for sale that meet the definition of a discontinued operation.

East Segment

—	East Segment assets decreased by approximately $50.7 million in 2014 primarily due to depreciation and amortization expense and the disposition of 11 properties.
—

East Segment property NOI, after reclassification for discontinued operations, increased approximately $1.7 million, for the three months ended September 30, 2014 as compared to the same period in 2013, primarily as a result of:

—

$2.1 million increase in rental revenues, of which $1.7 million is attributed to increased occupancy in our same store portfolio and $0.4 million is attributed to the timing of property acquisitions and dispositions; which was partially offset by

—	$0.4 million increase in operating expenses primarily comprised of increased property taxes.
—

East Segment property NOI, after reclassification for discontinued operations, increased approximately $10.6 million, for the nine months ended September 30, 2014 as compared to the same period in 2013, primarily as a result of:

—

$14.4 million increase in rental revenues, of which $11.0 million is attributed to the timing of property acquisitions, dispositions and leasing of developments, and $3.4 million is attributed to increased occupancy in our same store portfolio; which was partially offset by

—

$3.8 million increase in operating expenses primarily comprised of increased property taxes and snow removal, driven in part by the timing of acquisitions, developments placed in service and dispositions.

Central Segment

—

Central Segment assets increased by approximately $107.3 million in 2014 due to the acquisition of 11 properties, completion of development on one property and acquisition of three land parcels since December 31, 2013.

—

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $3.1 million, for the three months ended September 30, 2014 as compared to the same period in 2013 primarily as a result of:

—

$4.9 million increase in rental revenues, of which $3.6 million is attributed to the timing of property acquisitions, dispositions and leasing of developments, and $1.3 million is attributed to higher operating expense recoveries at properties in our same store portfolio; which was partially offset by

—	$1.8 million increase in operating expenses primarily comprised of increased property taxes, driven in part by the timing of acquisitions, developments placed in service and dispositions.
—

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $10.2 million, for the nine months ended September 30, 2014 as compared to the same period in 2013, primarily as a result of:

—

$16.1 million increase in rental revenues, of which $12.3 million is attributed to the timing of property acquisitions, dispositions and leasing of developments, and $3.8 million is attributed to increased occupancy in our same store portfolio; which was partially offset by

—

$5.9 million increase in operating expenses primarily comprised of increased property taxes and snow removal, driven in part by the timing of acquisitions, developments placed in service and dispositions.

West Segment

—

West Segment assets increased by approximately $162.8 million in 2014 due to the acquisition of nine properties, completion of development on three properties and acquisition of two land parcels since December 31, 2013.

—

West Segment property NOI, after reclassification for discontinued operations, increased approximately $3.2 million for the three months ended September 30, 2014 as compared to the same period in 2013, primarily as a result of:

—	$4.2 million increase in rental revenues, which is primarily attributed to property acquisitions and leasing of developments; which was partially offset by
—	$1.0 million increase in operating expenses, driven by property acquisitions and developments placed in service.
—

West Segment property NOI, after reclassification for discontinued operations, increased approximately $7.3 million, for the nine months ended September 30, 2014 as compared to the same period in 2013, primarily as a result of:

—	$10.0 million increase in rental revenues, which is primarily attributed to property acquisitions and leasing of developments; which was partially offset by
—	$2.7 million increase in operating expenses, driven by property acquisitions and developments placed in service.

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for potential capital requirements for expansions and renovation of properties, developments, acquisitions, and debt service and distributions to shareholders will include:

—	Cash flows from operations;
—	Proceeds from dispositions;
—	Borrowings under our senior unsecured revolving credit facility;
—	Other forms of secured or unsecured financings;
—	Offerings of common stock or other securities;
—	Current cash balances; and
—	Distributions from institutional capital management and other joint ventures.

Our sources of capital will be used to meet our liquidity requirements and capital commitments, including operating activities, debt service obligations, equity holder distributions, capital expenditures at our properties, development funding requirements and future acquisitions. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity requirements.

Cash Flows

“Cash and cash equivalents” were $26.3 million and $32.2 million as of September 30, 2014 and December 31, 2013, respectively. Net cash provided by operating activities increased $26.1 million to $129.1 million during the nine months ended September 30, 2014 compared to $103.0 million during the same period in 2013. This change was primarily due to an increase in property net operating income attributable to acquired properties and operating performance at existing properties.

Net cash used in investing activities decreased $11.7 million to $242.9 million during the nine months ended September 30, 2014 compared to $254.6 million during the same period in 2013. This change was primarily due to an increase of $13.8 million of cash inflows from dispositions and an increase in distributions of investments in unconsolidated joint ventures of $15.4 million.  These activities were partially offset by an increase of cash outflows related to capital expenditures of $27.2 million, as reflected in the table below, and a decrease of $7.2 million related to cash inflows from casualty and involuntary conversion proceeds.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Transactions During 2014—Development Activities” for further details regarding projected investment of our current development activities as well as cumulative costs incurred as of September 30, 2014. Our total capital expenditures for the nine months ended September 30, 2014 and 2013 were comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2014	2013	$ Change
Development	$105,980	$84,016	$21,964
Redevelopment	1,640	4,338	(2,698)
Due diligence	6,070	4,731	1,339
Casualty expenditures	687	3,518	(2,831)
Building and land improvements	9,809	8,956	853
Tenant improvements and leasing costs	29,147	19,261	9,886
Total capital expenditures and development activities	153,333	124,820	28,513
Accruals and other adjustments	(18,468)	(17,191)	(1,277)
Total cash paid for capital expenditures and development activities	$134,865	$107,629	$27,236

We capitalize costs directly related to the development, predevelopment, redevelopment or improvement of our investments in real estate. Building and land improvements comprise capital expenditures related to maintaining our consolidated operating activities.

Due diligence capital improvements relate to acquired operating properties and are generally incurred within 12 months of the acquisition date.

We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development, redevelopment projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. These capitalized costs for the nine months ended September 30, 2014 and 2013 were $6.5 million and $5.7 million, respectively. In addition, we capitalize interest costs incurred associated with development and construction activities. In each of the nine months ended September 30, 2014 and 2013 total interest capitalized was $6.1 million.

Net cash provided by financing activities decreased $50.4 million to $107.9 million during the nine months ended September 30, 2014 compared to $158.3 million during the same period in 2013 primarily due to the following activities:

—

$151.0 million increase in proceeds from our senior unsecured revolving credit facility as net borrowings of $93.0 million during 2014 exceeded our $58.0 million of net repayments during 2013; which was partially offset by

—	$129.9 million decrease in net proceeds from the issuance of common stock;
—	$50.0 million decrease in proceeds from senior unsecured notes where proceeds in 2013 of $225.0 million exceeded repayments of $175.0 million with no corresponding activity in 2014;
—	$16.5 million decrease due to mortgage note issuances during 2013; and
—	$7.5 million decrease due to an increase in our dividends and distributions paid to common stockholders and noncontrolling interests.

Common Stock

As of September 30, 2014, approximately 335.1 million shares of common stock were issued and outstanding.

On May 29, 2013, the Company registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. Pursuant to this offering, DCT may sell up to 20 million shares of common stock from time-to-time through May 29, 2016 in “at-the-market” offerings or certain other transactions. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the nine months ended September 30, 2014 approximately 13.6 million shares were issued through the third continuous equity offering program, at an average price of $7.74 per share for proceeds of $103.6 million, net of offering expenses. As of September 30, 2014, 3.0 million shares remain available to be issued under the current offering.

The net proceeds from the sales of our securities are contributed to our Operating Partnership in exchange for a number of OP Units equal to the shares of common stock sold in our offerings.

OP Units

Limited partners have the right to require the Company to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the Amended and Restated Limited Partnership Agreement of the Operating Partnership (“Partnership Agreement”)), provided that such OP Units have been outstanding for at least one year. DCT may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Shares Amount (generally one share of DCT’s common stock for each OP Unit), as defined in the Partnership Agreement.

During the nine months ended September 30, 2014 and 2013, approximately 1.1 million and 2.1 million OP Units were redeemed for approximately $0.8 million and $0.9 million in cash and approximately 0.9 million and 2.0 million shares of DCT common stock, respectively.

As of September 30, 2014 and December 31, 2013, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $129.2 million and $125.9 million based on the $7.51 and $7.13 per share closing price of DCT’s common stock on September 30, 2014 and December 31, 2013, respectively.

Distributions

During the three and nine months ended September 30, 2014, our board of directors declared distributions to stockholders totaling approximately $24.8 million and $73.7 million, respectively, including distributions to OP Unitholders. During the same periods in 2013, our board of directors declared distributions to stockholders of approximately $23.6 million and $67.1 million, respectively, including distributions to OP Unitholders. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used to pay distributions during 2014 and 2013.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During October 2014, our board of directors declared quarterly cash distributions of $0.28 per share and unit (reflecting the impact of the reverse stock split, see “Note 14 – Subsequent Events” for additional information), payable on January 10, 2015 to stockholders and OP Unitholders of record as of December 24, 2014.

Outstanding Indebtedness

As of September 30, 2014 our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $48.3 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2013, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $44.4 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of September 30, 2014, the gross book value of our consolidated properties was approximately $3.8 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2013, the gross book value of our consolidated properties was approximately $3.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of September 30, 2014 and December 31, 2013.

Our debt instruments require monthly, quarterly or semiannual payments of interest and many require monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our debt service excluding principal maturities, which we plan to fund from refinancing and/or new debt.

Line of Credit

As of September 30, 2014, we had $132.0 million outstanding and $164.5 million available under our senior unsecured revolving credit facility, net of a $3.5 million letter of credit. As of December 31, 2013, we had $39.0 million outstanding and $261.0 million available under our senior unsecured revolving credit facility.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of September 30, 2014 and December 31, 2013.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, including principal amortization, and excluding unamortized premiums, as of September 30, 2014 (in thousands):

	Senior Unsecured	Mortgage	Bank Unsecured
Year	Notes	Notes	Credit Facilities		Total
2014	$-	$1,720	$-		$1,720
2015	40,000	50,200	-		90,200
2016	99,000	56,965	-		155,965
2017	51,000	15,406	132,000		198,406
2018	81,500	6,583	225,000	(1)	313,083
Thereafter	628,500	150,539	-		779,039
Total	$900,000	$281,413	$357,000		$1,538,413

(1) The $225.0 million term loan facility is presented in “Senior unsecured notes” in our Consolidated Balance Sheets.

Financing Strategy

We do not have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our financial metrics are generally consistent with investment grade peers in the real estate industry. We continually evaluate our secured and unsecured leverage and among other relevant metrics, our fixed charge coverage. Our charter and our bylaws do not limit the indebtedness that we may incur. We are, however, subject to certain covenants which may limit our outstanding indebtedness.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2014, specifically our obligations under long-term debt agreements, operating lease agreements and ground lease agreements (in thousands):

	Payments due by Period
		Less than 1	1 - 3	4-5	More Than 5
Contractual Obligations (1)	Total	Year	Years	Years	Years

Scheduled long-term debt maturities, including interest(2)	$1,895,646	$155,487	$467,581	$494,146	$778,432
Operating lease commitments	2,389	974	1,415	-	-
Ground lease commitments(3)	12,596	561	1,664	1,102	9,269
Total	$1,910,631	$157,022	$470,660	$495,248	$787,701

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development projects of approximately $113.0 million.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at September 30, 2014.
(3)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of September 30, 2014 and 2013, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.

As of September 30, 2014, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $36.4 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of September 30, 2014, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $48.3 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

DCT’s Proportionate
Share of Secured
Non-Recourse Debt
in Unconsolidated
Year	Joint Ventures
2014	$-
2015	11,110
2016	820
2017	36,395
2018	-
Thereafter	-
Total	$48,325

Funds From Operations

We believe that net income (loss) attributable to common stockholders, as defined by GAAP, is the most appropriate earnings measure. However, we consider Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental, non-GAAP measure of the Company’s operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains from dispositions of operating real estate held for investment purposes, plus impairment losses on depreciable real estate and impairments of in substance real estate investments in investees that are driven by measureable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures and adjustments to derive our pro rata share of FFO of unconsolidated joint ventures. We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Although the NAREIT definition of FFO predates the guidance for accounting for gains and losses on business combinations, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure. We also present FFO excluding acquisition costs, debt modification costs and impairment losses on properties which are not depreciable. We believe that FFO excluding acquisitions costs, debt modification costs and impairment losses on non-depreciable real estate is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. NAREIT’s definition of FFO is subject to interpretation, and modifications to the NAREIT definition of FFO are common. Accordingly, our FFO may not be comparable to other REITs’ FFO and FFO should be considered only as a supplement to net income as a measure of our performance.

The following table presents the calculation of our FFO reconciled from “Net loss attributable to common stockholders” for the periods indicated below on a historical basis (unaudited, amounts in thousands, except per share and unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of net income (loss) attributable to common stockholders to FFO:
Net income (loss) attributable to common stockholders	$12,409	$(10,157)	$19,527	$1,931
Adjustments:
Real estate related depreciation and amortization	37,842	34,732	111,545	101,593
Equity in earnings of unconsolidated joint ventures, net	(892)	(759)	(5,202)	(1,721)
Equity in FFO of unconsolidated joint ventures	2,728	2,735	7,990	7,530
Impairment losses on depreciable real estate	900	13,279	5,767	13,279
Gain on business combination	-	-	(1,000)	-
Gain on dispositions of real estate interests	(10,500)	(75)	(17,034)	(17,614)
Gain on dispositions of non-depreciable real estate	-	-	98	31
Noncontrolling interest in the above adjustments	(1,640)	(3,227)	(5,680)	(7,066)
FFO attributable to unitholders	2,103	2,320	6,153	6,602
FFO attributable to common stockholders and unitholders	42,950	38,848	122,164	104,565
Adjustments:
Acquisition costs	716	443	2,050	1,648
FFO, as adjusted, attributable to common stockholders and unitholders - basic and diluted	$43,666	$39,291	$124,214	$106,213

FFO per common share and unit — basic and diluted	$0.12	$0.12	$0.35	$0.33

FFO, as adjusted, per common share and unit — basic and diluted	$0.12	$0.12	$0.36	$0.34

FFO weighted average common shares and units outstanding:
Common shares for earnings per share - basic	333,562	304,768	328,908	292,352
Participating securities	2,485	2,526	2,400	2,445
Units	17,152	18,620	17,443	19,513
FFO weighted average common shares, participating securities and units outstanding – basic	353,199	325,914	348,751	314,310
Dilutive common stock equivalents	1,202	905	1,126	868
FFO weighted average common shares, participating securities and units outstanding – diluted	354,401	326,819	349,877	315,178

Tax Disclosure Update

Capital Gain Tax Rates

Currently, a U.S. person that is an individual will generally be subject to tax on long term capital gain (which generally includes any capital gain dividends he or she receives, his or her proportionate share of our undistributed capital gain, and capital gain realized from the disposition of our capital stock, in each case, if the applicable holding periods are satisfied) at a maximum rate of (i) 15% or (ii) 20% if such individual’s modified adjusted gross income exceeds certain threshold amounts.

Withholdable Payments Under FATCA

Under current guidance promulgated by the Treasury and Internal Revenue Service with respect to the Foreign Account Tax Compliance Act, withholding on certain U.S. source income (including dividends paid in respect of our capital stock) went into effect on July 1, 2014 and withholding on “withholdable payments” other than U.S. source income (including gross proceeds from a disposition of our capital stock) will not be applied to payments made on or before December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in market prices such as interest rates, foreign currency exchange rates and rental rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and OP unitholders and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our senior unsecured revolving credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, in the past we have primarily used treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

During June 2013 certain of our consolidated investments entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of September 30, 2014 and December 31, 2013, we had borrowings payable subject to pay-fixed, receive-floating interest rate swaps with aggregate principle balances of $7.0 million and 7.1 million, respectively.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of September 30, 2014, we had approximately $357.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the nine months ended September 30, 2014 would increase less than $0.1 million based on our outstanding floating-rate debt as of September 30, 2014. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $8.9 million during the nine months ended September 30, 2014.

As of September 30, 2014, the estimated fair value of our debt was approximately $1.6 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

DCT Industrial Trust Inc.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2014, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

DCT Industrial Operating Partnership LP

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2014, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Operating Partnership or its affiliates to disclose material information otherwise required to be set forth in its periodic reports. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2014 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 21, 2014, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
+32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101

The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: October 31, 2014	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: October 31, 2014	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: October 31, 2014	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

By: DCT Industrial Trust Inc., its general partner

Date: October 31, 2014	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: October 31, 2014	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: October 31, 2014	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
+32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101

The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.