Form 10-Q
period 2017-03-31
DCT Industrial Operating Partnership LP; DCT Industrial Trust Inc.
filed 2017-05-05
CIK 1604042, 1170991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 001-33201 (DCT Industrial Trust Inc.) 333-195185 (DCT Industrial Operating Partnership LP)
_______________________________________________________________________
DCT INDUSTRIAL TRUST INC.
DCT INDUSTRIAL OPERATING PARTNERSHIP LP
(Exact name of registrant as specified in its charter)
________________________________________________________________________

Maryland (DCT Industrial Trust Inc.)	82-0538520
Delaware (DCT Industrial Operating Partnership LP)	82-0538522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 Seventeenth Street, Suite 3700 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
(303) 597-2400
(Registrant’s telephone number, including area code)
________________________________________________________________________
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
DCT Industrial Trust Inc.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
DCT Industrial Operating Partnership LP:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DCT Industrial Trust Inc. Yes ☐ No ☒	DCT Industrial Operating Partnership LP Yes ☐ No ☒

As of April 28, 2017, 91,968,146 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

1

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2017 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. DCT's actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of March 31, 2017, DCT owned approximately 96.2% of the outstanding equity interests in the Operating Partnership.
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
Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the Consolidated Financial Statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 3.8% of the Operating Partnership were owned by executives and non-affiliated limited partners as of March 31, 2017.
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

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share information)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Land	$1,086,308	$1,075,995
Buildings and improvements	3,216,895	3,202,293
Intangible lease assets	75,149	78,356
Construction in progress	97,866	72,829
Total investment in properties	4,476,218	4,429,473
Less accumulated depreciation and amortization	(873,912)	(839,773)
Net investment in properties	3,602,306	3,589,700
Investments in and advances to unconsolidated joint ventures	98,468	95,606
Net investment in real estate	3,700,774	3,685,306
Cash and cash equivalents	12,353	10,286
Restricted cash	1,651	7,346
Straight-line rent and other receivables, net of allowance for doubtful accounts of $482 and $379, respectively	81,598	79,889
Other assets, net	28,467	25,315
Total assets	$3,824,843	$3,808,142

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$79,163	$93,097
Distributions payable	29,745	29,622
Tenant prepaids and security deposits	34,745	32,884
Other liabilities	38,095	37,403
Intangible lease liabilities, net	20,537	21,421
Line of credit	107,000	75,000
Senior unsecured notes	1,378,800	1,351,969
Mortgage notes	173,569	201,959
Total liabilities	1,861,654	1,843,355

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized 91,844,509 and 91,516,113 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	918	915
Additional paid-in capital	2,896,351	2,884,806
Distributions in excess of earnings	(1,019,271)	(1,005,728)
Accumulated other comprehensive loss	(16,166)	(17,944)
Total stockholders’ equity	1,861,832	1,862,049
Noncontrolling interests	101,357	102,738
Total equity	1,963,189	1,964,787
Total liabilities and equity	$3,824,843	$3,808,142

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands, except per share information)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Rental revenues	$105,424	$93,977
Institutional capital management and other fees	472	393
Total revenues	105,896	94,370

OPERATING EXPENSES:
Rental expenses	9,462	10,049
Real estate taxes	16,766	14,601
Real estate related depreciation and amortization	41,605	40,070
General and administrative	7,192	6,262
Casualty gain	(270)	—
Total operating expenses	74,755	70,982
Operating income	31,141	23,388

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	1,516	884
Gain on dispositions of real estate interests	26	30,097
Interest expense	(16,755)	(16,422)
Interest and other income (expense)	(5)	515
Income tax expense and other taxes	(134)	(116)
Consolidated net income of DCT Industrial Trust Inc.	15,789	38,346
Net income attributable to noncontrolling interests	(830)	(1,955)
Net income attributable to common stockholders	14,959	36,391
Distributed and undistributed earnings allocated to participating securities	(161)	(228)
Adjusted net income attributable to common stockholders	$14,798	$36,163

NET EARNINGS PER COMMON SHARE:
Basic	$0.16	$0.41
Diluted	$0.16	$0.41

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	91,751	88,384
Diluted	91,884	88,750

Distributions declared per common share	$0.31	$0.29

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Consolidated net income of DCT Industrial Trust Inc.	$15,789	$38,346
Other comprehensive income (loss):
Net derivative gain (loss) on cash flow hedging instruments	361	(6,429)
Net reclassification adjustment on cash flow hedging instruments	1,486	1,742
Other comprehensive income (loss)	1,847	(4,687)
Comprehensive income	17,636	33,659
Comprehensive income attributable to noncontrolling interests	(899)	(1,638)
Comprehensive income attributable to common stockholders	$16,737	$32,021

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Total Equity	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehen- sive Loss	Non-controlling Interests
		Shares	Amount
Balance at December 31, 2016	$1,964,787	91,516	$915	$2,884,806	$(1,005,728)	$(17,944)	$102,738
Net income	15,789	—	—	—	14,959	—	830
Other comprehensive income	1,847	—	—	—	—	1,778	69
Issuance of common stock, net of offering costs	10,265	222	2	10,263	—	—	—
Issuance of common stock, stock-based compensation plans	(730)	31	—	(730)	—	—	—
Amortization of stock-based compensation	1,766	—	—	495	—	—	1,271
Distributions to common stockholders and noncontrolling interests	(29,835)	—	—	—	(28,502)	—	(1,333)
Capital contributions from noncontrolling interests	80	—	—	—	—	—	80
Redemptions of noncontrolling interests	(780)	76	1	1,517	—	—	(2,298)
Balance at March 31, 2017	$1,963,189	91,845	$918	$2,896,351	$(1,019,271)	$(16,166)	$101,357

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$15,789	$38,346
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	41,605	40,070
Gain on dispositions of real estate interests	—	(30,097)
Distributions of earnings from unconsolidated joint ventures	1,671	1,589
Equity in earnings of unconsolidated joint ventures, net	(1,516)	(884)
Stock-based compensation	1,426	1,302
Casualty gain	(270)	—
Straight-line rent	(3,392)	(5,464)
Other	1,338	1,730
Changes in operating assets and liabilities:
Other receivables and other assets	250	(3,948)
Accounts payable, accrued expenses and other liabilities	(4,703)	955
Net cash provided by operating activities	52,198	43,599
INVESTING ACTIVITIES:
Real estate acquisitions	(9,963)	(104)
Capital expenditures and development activities	(49,478)	(83,271)
Proceeds from dispositions of real estate investments	—	56,097
Investments in unconsolidated joint ventures	(3,727)	(2,125)
Proceeds from casualties	270	556
Distributions of investments in unconsolidated joint ventures	503	323
Other investing activities	(2,943)	(1,610)
Net cash used in investing activities	(65,338)	(30,134)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	93,000	106,000
Repayments of senior unsecured revolving line of credit	(61,000)	(15,000)
Proceeds from senior unsecured notes	51,940	—
Repayments of senior unsecured notes	(25,000)	(50,000)
Principal payments on mortgage notes	(27,954)	(1,175)
Net settlement on issuance of stock-based compensation awards	(730)	(270)
Proceeds from issuance of common stock	10,729	2,927
Offering costs for issuance of common stock and OP Units	(464)	(95)
Redemption of noncontrolling interests	(780)	(530)
Dividends to common stockholders	(28,402)	(25,634)
Distributions to noncontrolling interests	(1,310)	(1,498)
Contributions from noncontrolling interests	80	39
Other financing activity	(608)	(5)
Net cash provided by financing activities	9,501	14,759
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,639)	28,224
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	18,074	49,878
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$14,435	$78,102

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$14,264	$11,676
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$7,623	$7,875
Redemptions of OP Units settled in shares of common stock	$1,518	$3,944
Change in capital expenditures accruals	$6,088	$6,237
 The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit information)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Land	$1,086,308	$1,075,995
Buildings and improvements	3,216,895	3,202,293
Intangible lease assets	75,149	78,356
Construction in progress	97,866	72,829
Total investment in properties	4,476,218	4,429,473
Less accumulated depreciation and amortization	(873,912)	(839,773)
Net investment in properties	3,602,306	3,589,700
Investments in and advances to unconsolidated joint ventures	98,468	95,606
Net investment in real estate	3,700,774	3,685,306
Cash and cash equivalents	12,353	10,286
Restricted cash	1,651	7,346
Straight-line rent and other receivables, net of allowance for doubtful accounts of $482 and $379, respectively	81,598	79,889
Other assets, net	28,467	25,315
Total assets	$3,824,843	$3,808,142

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$79,163	$93,097
Distributions payable	29,745	29,622
Tenant prepaids and security deposits	34,745	32,884
Other liabilities	38,095	37,403
Intangible lease liabilities, net	20,537	21,421
Line of credit	107,000	75,000
Senior unsecured notes	1,378,800	1,351,969
Mortgage notes	173,569	201,959
Total liabilities	1,861,654	1,843,355

Partners' Capital:
General Partner:
OP Units, 954,658 and 950,442 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	19,666	19,703
Limited Partners:
OP Units, 94,511,145 and 94,093,805 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,946,961	1,950,601
Accumulated other comprehensive loss	(16,801)	(18,634)
Total partners' capital	1,949,826	1,951,670
Noncontrolling interests	13,363	13,117
Total capital	1,963,189	1,964,787
Total liabilities and capital	$3,824,843	$3,808,142

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands, except per unit information)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Rental revenues	$105,424	$93,977
Institutional capital management and other fees	472	393
Total revenues	105,896	94,370

OPERATING EXPENSES:
Rental expenses	9,462	10,049
Real estate taxes	16,766	14,601
Real estate related depreciation and amortization	41,605	40,070
General and administrative	7,192	6,262
Casualty gain	(270)	—
Total operating expenses	74,755	70,982
Operating income	31,141	23,388

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	1,516	884
Gain on dispositions of real estate interests	26	30,097
Interest expense	(16,755)	(16,422)
Interest and other income (expense)	(5)	515
Income tax expense and other taxes	(134)	(116)
Consolidated net income of DCT Industrial Operating Partnership LP	15,789	38,346
Net income attributable to noncontrolling interests	(233)	(211)
Net income attributable to OP Unitholders	15,556	38,135
Distributed and undistributed earnings allocated to participating securities	(161)	(228)
Adjusted net income attributable to OP Unitholders	$15,395	$37,907

NET EARNINGS PER OP UNIT:
Basic	$0.16	$0.41
Diluted	$0.16	$0.41

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	95,416	92,620
Diluted	95,549	92,986

Distributions declared per OP Unit	$0.31	$0.29

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Consolidated net income of DCT Industrial Operating Partnership LP	$15,789	$38,346
Other comprehensive income (loss):
Net derivative gain (loss) on cash flow hedging instruments	361	(6,429)
Net reclassification adjustment on cash flow hedging instruments	1,486	1,742
Other comprehensive income (loss)	1,847	(4,687)
Comprehensive income	17,636	33,659
Comprehensive income attributable to noncontrolling interests	(247)	(115)
Comprehensive income attributable to OP Unitholders	$17,389	$33,544

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statement of Changes in Capital
(unaudited, in thousands)

	Total Capital	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Non-controlling Interests
		OP Units		OP Units
		Units	Amount	Units	Amount
Balance at December 31, 2016	$1,964,787	950	$19,703	94,094	$1,950,601	$(18,634)	$13,117
Net income	15,789	—	156	—	15,400	—	233
Other comprehensive income	1,847	—	—	—	—	1,833	14
Issuance of OP Units, net of selling costs	10,265	—	—	222	10,265	—	—
Issuance of OP Units, share-based compensation plans	(730)	—	—	216	(730)	—	—
Amortization of share-based compensation	1,766	—	—	—	1,766	—	—
Distributions to OP Unitholders and noncontrolling interests	(29,835)	—	(298)	—	(29,456)	—	(81)
Capital contributions from noncontrolling interests	80	—	—	—	—	—	80
Redemption of limited partner OP Units, net	(780)	—	—	(16)	(780)	—	—
Conversion of limited partner OP Units to OP Units of general partner	—	5	105	(5)	(105)	—	—
Balance at March 31, 2017	$1,963,189	955	$19,666	94,511	$1,946,961	$(16,801)	$13,363

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$15,789	$38,346
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	41,605	40,070
Gain on dispositions of real estate interests	—	(30,097)
Distributions of earnings from unconsolidated joint ventures	1,671	1,589
Equity in earnings of unconsolidated joint ventures, net	(1,516)	(884)
Share-based compensation	1,426	1,302
Casualty gain	(270)	—
Straight-line rent	(3,392)	(5,464)
Other	1,338	1,730
Changes in operating assets and liabilities:
Other receivables and other assets	250	(3,948)
Accounts payable, accrued expenses and other liabilities	(4,703)	955
Net cash provided by operating activities	52,198	43,599
INVESTING ACTIVITIES:
Real estate acquisitions	(9,963)	(104)
Capital expenditures and development activities	(49,478)	(83,271)
Proceeds from dispositions of real estate investments	—	56,097
Investments in unconsolidated joint ventures	(3,727)	(2,125)
Proceeds from casualties	270	556
Distributions of investments in unconsolidated joint ventures	503	323
Other investing activities	(2,943)	(1,610)
Net cash used in investing activities	(65,338)	(30,134)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	93,000	106,000
Repayments of senior unsecured revolving line of credit	(61,000)	(15,000)
Proceeds from senior unsecured notes	51,940	—
Repayments of senior unsecured notes	(25,000)	(50,000)
Principal payments on mortgage notes	(27,954)	(1,175)
Net settlement on issuance of share-based compensation awards	(730)	(270)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	10,265	2,832
OP Unit redemptions	(780)	(530)
Distributions paid on OP Units	(29,631)	(26,956)
Distributions to noncontrolling interests	(81)	(176)
Contributions from noncontrolling interests	80	39
Other financing activity	(608)	(5)
Net cash provided by financing activities	9,501	14,759
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,639)	28,224
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	18,074	49,878
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$14,435	$78,102

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$14,264	$11,676
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$7,623	$7,875
Change in capital expenditures accruals	$6,088	$6,237

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
DCT INDUSTRIAL OPERATING PARTERNSHIP LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization
DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. DCT's actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. As used herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of March 31, 2017, DCT owned approximately 96.2% of the outstanding equity interests in the Operating Partnership.
As of March 31, 2017, the Company owned interests in approximately 74.0 million square feet of properties leased to approximately 900 customers, including:

•	64.0 million square feet comprising 398 consolidated operating properties that were 97.5% occupied;

•
7.8 million square feet comprising 23 unconsolidated properties that were 96.1% occupied and which we operated on behalf of two institutional capital management partners and an unconsolidated joint venture;

•	0.7 million square feet comprising three consolidated value-add acquisitions;

•	0.3 million square feet comprising three consolidated properties under redevelopment; and

•	1.2 million square feet comprising four consolidated properties developed by DCT which are shell-complete and in lease-up.
In addition, the Company has 12 projects under construction and several projects in pre-development. See “Note 3 – Investment in Properties” for further details.

Note 2 – Summary of Significant Accounting Policies
Interim Financial Information
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2016 and related notes thereto included in our Form 10-K filed on February 17, 2017.
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of the Company, the Operating Partnership, their wholly-owned qualified REIT subsidiaries and taxable REIT subsidiaries, and their consolidated joint ventures in which they have a controlling interest.

Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests in entities consolidated into the Operating Partnership that are held by third parties are reflected in our accompanying balance sheets as noncontrolling interests. We also have noncontrolling partnership interests in unconsolidated institutional capital management and other joint ventures, which are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.
We hold interests in both consolidated and unconsolidated joint ventures for the purposes of operating and developing industrial real estate. All joint ventures over which we have financial and operating control, and variable interest entities (“VIEs”) in which we have determined that we are the primary beneficiary, are included in the Consolidated Financial Statements. We use the equity method of accounting for joint ventures over which we do not have a controlling interest or where we do not exercise significant control over major operating and management decisions but where we exercise significant influence and include our share of earnings or losses of these joint ventures in our consolidated results of operations.
We analyze our joint ventures in accordance with GAAP to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a VIE involves consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors (or equivalent body), the size of our investment (including loans), our obligation or right to absorb its losses or receive its benefits and our ability to participate in major decisions.
If a joint venture does not meet the characteristics of a VIE, we apply the voting interest model to determine whether the entity should be consolidated. Our ability to assess our influence or control over an entity affects the presentation of these investments in the Consolidated Financial Statements and our financial position and results of operations.
We concluded our Operating Partnership meets the criteria of a VIE as the Operating Partnership’s limited partners do not have the right to remove the general partner and do not have substantive participating rights in the operations of the Operating Partnership. Under the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”), DCT is the primary beneficiary of the Operating Partnership as we have the obligation to absorb losses and receive benefits, and the power to control substantially all of the activities which most significantly impact the economic performance of the Operating Partnership. Accordingly, the Operating Partnership is consolidated within DCT’s financial statements.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. We have not realized any losses in our cash and cash equivalents and believe that these short-term instruments are not exposed to any significant credit risk. Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and capital replacement reserves, security deposits and amounts held by intermediary agents to be used for tax-deferred, like-kind exchange transactions. As of March 31, 2016 approximately $62.3 million of restricted cash was included in “Cash, Cash Equivalents and Restricted Cash” in our Consolidated Statements of Cash Flows related to tax deferred, like-kind exchange transactions that was utilized during 2016.
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to amounts reported within our Consolidated Statements of Cash Flows (in thousands):

	As of March 31,
	2017	2016
Cash and cash equivalents	$12,353	$14,230
Restricted cash	1,651	63,598
Restricted cash included in Other assets, net	431	274
Total cash, cash equivalents and restricted cash	$14,435	$78,102

Revenue Recognition
At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value (over retained investment tax credits) of the leased building. Generally our leases do not meet any of the other criteria above and accordingly are classified as operating leases.
We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that we expect to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $3.4 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively.
If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the leased asset until the tenant improvements are substantially complete. When we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into rental revenues over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance funded as a lease incentive and amortize it as a reduction of rental revenue over the lease term. Tenant recovery income includes reimbursements due from tenants pursuant to their leases for real estate taxes, insurance, repairs and maintenance and other recoverable property operating expenses and is recognized as “Rental revenues” during the period the related expenses are incurred. The reimbursements are recognized and presented on a gross basis, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third party suppliers, has discretion in selecting the supplier and bears the associated credit risk. Tenant recovery income recognized as “Rental revenues” was approximately $25.9 million and $22.2 million for the three months ended March 31, 2017 and 2016, respectively. We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If a customer fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances.
In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. We consider a reasonably assured term to be the measurement period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.7 million for the three months ended March 31, 2017 and 2016.
Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. Early lease termination fees were approximately $0.5 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
We earn revenues from asset management fees, acquisition fees, property management fees and fees for other services pursuant to joint venture and other third-party agreements. These are included in our Consolidated Statements of Operations in “Institutional capital management and other fees.” We recognize revenues from asset management fees, acquisition fees, property management fees and fees for other services when the related fees are earned and are realized or realizable.

New Accounting Standards
In May 2014, the Financial Accounting Standards Boards (“FASB”) issued an accounting standard update (“ASU”), 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The FASB subsequently issued additional ASU's which improve guidance and provide clarification of the new standard. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. The Company expects to adopt the standard effective January 1, 2018 and utilize the modified retrospective transition method. Given the nature of our business, our primary revenue stream is from relatively short lived leases with tenants. We do not expect the adoption of this standard to have a significant impact on our Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued an ASU that modifies existing accounting standards for lease accounting. The new standard requires a lessee to record a lease asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Leases in which we are the lessee will generally be accounted for as operating leases and we will record a lease asset and a lease liability. Leases in which we are the lessors will be accounted as sales-type leases, direct financing leases or operating leases. Revenue related to the lease components of a lease contract will be recognized on a straight-line basis while revenue related to non-lease components will be recognized under ASU 2014-09. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted for fiscal years beginning after December 15, 2016. Leases in which we are the lessor will continue to be accounted for as operating leases with minimal impact on the Company's financial condition or results of operation. The standard requires a modified retrospective transition approach for all capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with an option to use certain transition relief. The Company expects to adopt this standard effective January 1, 2019. The new standard allows only for the capitalization of initial direct costs that would have been incurred if the lease had not been obtained. The adoption of this guidance will impact our current policy regarding the capitalization of internal direct costs related to the successful origination of new leases.
In March 2016, the FASB issued an ASU that simplifies the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Effective January 1, 2017, we elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of the guidance was applied prospectively and did not have a significant impact on our Consolidated Financial Statements or Consolidated Statements of Cash Flows.
In January 2017, the FASB issued an ASU that clarifies the definition of a business. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard prospectively effective January 1, 2017. As a result, we anticipate that fewer of our acquisitions made in the normal course of business will meet the definition of a business, as our typical acquisitions consist of properties whereby substantially all of the fair value of gross assets acquired is concentrated in a single asset (land, building and in-place leases).

Note 3 – Investment in Properties
Our consolidated investment in properties consists of our operating portfolio, value-add acquisitions, properties under development, properties in pre-development, redevelopment properties and land held for future development or other purposes. The historical cost of our investment in properties was (in thousands):

	March 31, 2017	December 31, 2016
Operating portfolio	$4,139,678	$4,123,130
Value-add acquisitions	43,094	54,512
Properties under development	195,862	161,381
Properties in pre-development	59,286	52,998
Properties under redevelopment	30,600	29,754
Land held	7,698	7,698
Total investment in properties	4,476,218	4,429,473
Less accumulated depreciation and amortization	(873,912)	(839,773)
Net investment in properties	$3,602,306	$3,589,700
Development Activity
Our properties under development include the following:

•
Four buildings in the Atlanta, Dallas, Orlando and Seattle markets totaling 1.2 million square feet that we completed shell construction as of March 31, 2017 with cumulative costs to date of approximately $70.8 million. These properties are 42.4% leased based on weighted average square feet.

•	Twelve projects under construction totaling 2.9 million square feet with cumulative costs to date of approximately $131.1 million.
During the three months ended March 31, 2017, we acquired 28.4 acres of land in the Houston, Northern California and Orlando markets for approximately $9.8 million that is held for future development.
Intangible Lease Assets and Liabilities
Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see “Note 2 – Summary of Significant Accounting Policies” for additional information) was approximately $2.8 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively. Our intangible lease assets and liabilities included the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$71,956	$(39,141)	$32,815	$75,085	$(39,438)	$35,647
Above market rent	$3,193	$(1,470)	$1,723	$3,271	$(1,396)	$1,875
Below market rent	$(31,760)	$11,223	$(20,537)	$(33,029)	$11,608	$(21,421)

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures
We enter into joint ventures primarily for purposes of operating and developing industrial real estate. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

The following table summarizes our unconsolidated joint ventures (dollars in thousands):

	As of March 31, 2017		Investments in and Advances to as of
	Ownership Percentage	Number of Buildings	March 31, 2017	December 31, 2016
Unconsolidated Joint Ventures
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$37,550	$37,588
TRT-DCT Venture III	10.0%	3	1,523	1,546
Total Institutional Joint Ventures		16	39,073	39,134
Other:
Southern California Logistics Airport (“SCLA”)(1)	50.0%	7	59,395	56,472
Total		23	$98,468	$95,606

(1)
Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

Guarantees
There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we do not believe we have any material exposure to financial guarantees.

Note 5 – Financial Instruments and Hedging Activities
Fair Value of Financial Instruments
As of March 31, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of March 31, 2017		As of December 31, 2016
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Borrowings:(1)
Senior unsecured revolving credit facility	$107,000	$107,000	$75,000	$75,000
Fixed rate debt(2)	$1,434,921	$1,512,434	$1,411,349	$1,475,605
Variable rate debt	$125,000	$124,570	$150,000	$150,427

Interest rate contracts:
Interest rate swap asset(3)	$2,823	$2,823	$2,084	$2,084

(1)
The fair values of our borrowings were estimated using a discounted cash flow methodology. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.

(2)	The carrying amount of our fixed rate debt includes premiums and discounts and excludes deferred loan costs.

(3)
The fair value of our interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from Level 2 observable market interest rate curves. We also incorporate a credit valuation adjustment, which is derived using unobservable Level 3 inputs, to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. The asset or liability is included in “Other assets, net” or “Other liabilities,” respectively, in our Consolidated Balance Sheets.

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the three months ended March 31, 2017 and 2016.

	During the Three Months Ended March 31,
	2017	2016
Level 3 Assets (Liabilities):	(in thousands)	(in thousands)
Interest Rate Swaps:
Beginning balance at January 1	$2,084	$219
Net unrealized gain (loss) included in accumulated other comprehensive loss	289	(6,154)
Realized gain (loss) recognized in interest expense	450	(406)
Ending balance at March 31	$2,823	$(6,341)
Hedging Activities
To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and interest rate swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Such derivatives have been used to hedge the variability in existing and future interest expense associated with existing variable rate borrowings and forecasted issuances of debt, which may include issuances of new debt, as well as refinancing of existing debt upon maturity.
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
For derivatives designated as “cash flow” hedges, the effective portion of the change in the fair value of the derivative is initially reported in “Other comprehensive income (“OCI”)” in our Consolidated Statements of Comprehensive Income (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s change in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of March 31, 2017 and December 31, 2016, we had borrowings payable subject to these pay-fixed, receive-floating interest swaps with aggregate principal balances of approximately $6.6 million in each corresponding period.

During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable rate debt is subject to a 0.0% floor. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the negative spread between USD LIBOR and zero. During the three months ended March 31, 2017 and 2016, we recorded a non-cash charge of approximately $30,000 and $1.1 million, respectively, of hedge ineffectiveness in earnings attributable to a 0.0% floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable rate debt from which the hedged forecasted transactions are expected to flow is subject to a 0.0% floor on the USD LIBOR component of the interest rate). As of March 31, 2017 and December 31, 2016, the entire $200.0 million principal amount of the term loan was subject to this pay-fixed, receive-floating interest swap.
The following table presents the effect of our derivative financial instruments on our accompanying Consolidated Financial Statements (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for effective portion of derivatives	$361	$(6,429)
Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(1,486)	$(1,742)
Amount of loss recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$(30)	$(1,063)

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $5.1 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in interest expense.

Note 6 – Outstanding Indebtedness
As of March 31, 2017, our outstanding indebtedness of approximately $1.7 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.0 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2016, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of March 31, 2017, the gross book value of our consolidated properties was approximately $4.5 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. As of December 31, 2016, the gross book value of our consolidated properties was approximately $4.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of March 31, 2017 and December 31, 2016.
Line of Credit
As of March 31, 2017, we had $107.0 million outstanding and $291.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2016, we had $75.0 million outstanding and $323.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.

Debt Issuance and Payoffs
During March 2017, we repaid the remaining $25.0 million outstanding on our $100.0 million term loan at par maturing April 2017 using proceeds from our senior unsecured revolving credit facility.
During the three months ended March 31, 2017, we paid-off three mortgage notes at par totaling $26.3 million maturing in 2017 using proceeds from our senior unsecured revolving credit facility.
During March 2017, the Operating Partnership issued $50.0 million aggregate principal amount of 4.50% senior notes due 2023 at 103.88% of face value in a public offering for net proceeds of approximately $51.2 million after offering costs and excluding accrued interest of approximately $0.9 million. The notes were issued under our indenture dated October 9, 2013 and form part of the same series as our previously issued 4.50% senior notes due 2023. We primarily used the net proceeds to pay down our senior unsecured revolving credit facility and for general corporate purposes.
Guarantee of Debt
DCT has guaranteed the Operating Partnership’s obligations with respect to the senior unsecured notes and the bank unsecured credit facilities.

Note 7 – Noncontrolling Interests
DCT
Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Noncontrolling interests of DCT primarily represent limited partnership interests in the Operating Partnership and equity interests held by third party partners in consolidated real estate investments, including related parties as discussed in “Note 9 – Related Party Transactions.”
Operating Partnership
Equity interests in the Operating Partnership held by third-parties and LTIP Units, as defined in “Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership,” are classified as permanent equity of the Operating Partnership and as noncontrolling interests of DCT in the Consolidated Balance Sheets.

Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership
DCT
Common Stock
As of March 31, 2017, approximately 91.8 million shares of common stock were issued and outstanding.
On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share, from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the three months ended March 31, 2017, we issued approximately 0.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $48.30 per share for proceeds of approximately $10.4 million, net of offering costs. We used the proceeds for general corporate purposes, including funding developments and redevelopments. As of March 31, 2017, approximately 2.3 million shares of common stock remain available to be issued under the current offering.
During the three months ended March 31, 2017 and 2016, we issued approximately 31,000 and 41,000 shares of common stock in each corresponding period related to vested shares of restricted stock and stock option exercises.
Operating Partnership
OP Units
For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.

As of March 31, 2017 and December 31, 2016, DCT owned approximately 96.2% and 96.3%, respectively, of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.
DCT holds its interests through both general and limited partner units. The Partnership Agreement stipulates the general partner shall at all times own a minimum of 1.0% of all outstanding OP Units. As a result, each reporting period certain of DCT’s limited partner units are converted to general partner units to satisfy this requirement as illustrated in the Consolidated Statement of Changes in Capital.
Limited partners have the right to require the Company to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the Partnership Agreement) provided that such OP Units have been outstanding for at least one year. The Company may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Shares Amount (generally one share of DCT’s common stock for each OP Unit), as defined in the Partnership Agreement.
During the three months ended March 31, 2017, approximately 56,000 OP Units were redeemed for approximately $0.8 million in cash and approximately 40,000 shares of DCT common stock. During the three months ended March 31, 2016, approximately 0.1 million OP Units were redeemed for approximately 0.1 million shares of DCT common stock. The OP Unit redemptions exclude LTIP Unit redemptions, see “LTIP Units” below for a summary of LTIP Unit redemptions.
As of March 31, 2017 and December 31, 2016, there were approximately 3.6 million and 3.5 million outstanding OP Units in each corresponding period held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $174.2 million and $168.9 million based on the $48.12 and $47.88 per share closing price of DCT’s common stock on March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, included in OP Units were approximately 0.9 million and 0.7 million vested LTIP Units issued under our Long-Term Incentive Plan, as amended, respectively.
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
Restricted Stock
Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Restricted stock is recorded at fair value on the date of grant and amortized to compensation expense on a straight-line basis over the service period during which the stock vests. Restricted stock generally vests ratably over a period of four or five years, depending on the grant. During the three months ended March 31, 2017, we granted approximately 36,000 shares of restricted stock to certain officers and employees at the weighted average fair market value of $44.30 per share.
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
During the three months ended March 31, 2017, approximately 0.1 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $5.9 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 19% and a weighted average risk-free interest rate of 1.93%. During the three months ended March 31, 2017, there were approximately 36,000 vested LTIP Units converted into approximately 36,000 shares of DCT common stock. As of March 31, 2017, approximately 1.3 million LTIP Units were outstanding of which approximately 0.9 million were vested.

During the three months ended March 31, 2016, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $6.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 23% and a weighted average risk-free interest rate of 1.28%. During the three months ended March 31, 2016, approximately 53,000 vested LTIP Units were converted into approximately 53,000 shares of DCT common stock and approximately 13,000 LTIP Units were redeemed for approximately $0.5 million in cash. As of March 31, 2016, approximately 1.2 million LTIP Units were outstanding of which approximately 0.7 million were vested.

Note 9 – Related Party Transactions
Southern California Consolidated Ventures
We previously entered into four agreements with entities controlled by our former president, two in December 2010 and two in January 2011, whereby we acquired a weighted average ownership interest, based on square feet, of approximately 48.4% in five bulk-industrial buildings located in the Southern California market. Entities controlled by a former executive have a weighted average ownership in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% is held by a third-party. Each venture partner will earn returns in accordance with their ownership interests. We have controlling rights including management of the operations of the properties and we have consolidated the properties in accordance with GAAP. The total acquisition price of $46.3 million was determined to be at fair value.

Note 10 – Net Earnings per Share/Unit
We use the two-class method of computing net earnings per common share/unit which is an earnings allocation formula that determines net earnings per share/unit for common stock/unit and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, net earnings per common share/unit are computed by dividing the sum of distributed earnings to common stockholders/OP Unitholders and undistributed earnings allocated to common stockholders/OP Unitholders by the weighted average number of common shares/units outstanding for the period.
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

DCT
The following table presents the computation of basic and diluted weighted average common shares outstanding (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Denominator
Weighted average common shares outstanding – basic	91,751	88,384
Effect of dilutive securities:
Stock options and phantom stock	133	366
Weighted average common shares outstanding – diluted	91,884	88,750

Operating Partnership
The following table presents the computation of basic and diluted weighted average OP Units outstanding (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Denominator
Weighted average OP Units outstanding – basic	95,416	92,620
Effect of dilutive securities:
Stock options and phantom stock	133	366
Weighted average OP Units outstanding – diluted	95,549	92,986

DCT and the Operating Partnership
Potentially Dilutive Shares
For the three months ended March 31, 2017 and 2016, DCT excluded from net diluted earnings per share the weighted average common share equivalents related to 3.7 million and 4.2 million OP Units, respectively, because their effect would be anti-dilutive.

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
The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of March 31, 2017	As of December 31, 2016
Segments:
East assets	$1,080,525	$1,077,749
Central assets	1,107,900	1,101,049
West assets	1,507,128	1,500,879
Total segment net assets	3,695,553	3,679,677
Non-segment assets:
Non-segment cash and cash equivalents	8,757	8,383
Other non-segment assets(1)	120,533	120,082
Total assets	$3,824,843	$3,808,142

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.
The following table presents the rental revenues of our segments and a reconciliation of our segment rental revenues to our reported consolidated total revenues (in thousands):

	For the Three Months Ended March 31,
	2017	2016
East	$31,661	$29,627
Central	34,598	30,794
West	39,165	33,556
Rental revenues	105,424	93,977
Institutional capital management and other fees	472	393
Total revenues	$105,896	$94,370

The following table presents a reconciliation of our reported “Net income attributable to common stockholders” to our property net operating income (“NOI”) and property NOI of our segments (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net income attributable to common stockholders	$14,959	$36,391
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	597	1,744
Net income attributable to OP Unitholders	$15,556	$38,135
Net income attributable to noncontrolling interests of the Operating Partnership	233	211
Institutional capital management and other fees	(472)	(393)
Gain on dispositions of real estate interests	(26)	(30,097)
Real estate related depreciation and amortization	41,605	40,070
Casualty gain	(270)	—
General and administrative expense	7,192	6,262
Equity in earnings of unconsolidated joint ventures, net	(1,516)	(884)
Interest expense	16,755	16,422
Interest and other (income) expense	5	(515)
Income tax expense and other taxes	134	116
Property NOI(1)	$79,196	$69,327

East	$24,218	$22,073
Central	24,510	21,213
West	30,468	26,041
Property NOI(1)	$79,196	$69,327

(1)
Property net operating income (“property NOI”) is defined as rental revenues, which includes expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income and income tax expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as amortization, depreciation, impairment, interest expense, interest and other income, income tax expense and other taxes and general and administrative expenses.  However, property NOI should not be viewed as an alternative measure of our overall financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI.  Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Note 12 – Subsequent Events
GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized or nonrecognized subsequent events were noted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	national, international, regional and local economic conditions;

•	the general level of interest rates and the availability of capital;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	defaults on or non-renewal of leases by tenants;

•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;

•	the timing of acquisitions, dispositions and development;

•	natural disasters such as fires, floods, tornadoes, hurricanes and earthquakes;

•	energy costs;

•
the terms of governmental regulations that affect us and interpretations of those regulations, including the costs of compliance with those regulations, changes in real estate and zoning laws and increases in real property tax rates;

•	financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal, interest and other commitments;

•	lack of or insufficient amounts of insurance;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	the consequences of future terrorist attacks or civil unrest;

•	environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us; and

•	other risks and uncertainties detailed in the section entitled “Risk Factors.”

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

Overview
DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. DCT's actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. As used herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of March 31, 2017, DCT owned approximately 96.2% of the outstanding equity interests in the Operating Partnership.
As of March 31, 2017, our operating portfolio was revised to include only stabilized operating properties, developments, redevelopments and value-add acquisitions. Previously, value-add acquisitions were added to the operating pool upon acquisition and prior to stabilization. This change increased our March 31, 2017 operating portfolio occupancy 70 basis points over what it would have been prior to this change. Additionally, our same-store portfolio was revised to include value-add acquisitions only if they were stabilized throughout both periods presented. Previously, value-add acquisitions would have been included if they were owned throughout both periods presented.
As of March 31, 2017, the Company owned interests in approximately 74.0 million square feet of properties leased to approximately 900 customers, including:

•	64.0 million square feet comprising 398 consolidated operating properties that were 97.5% occupied;

•
7.8 million square feet comprising 23 unconsolidated properties that were 96.1% occupied and which we operated on behalf of two institutional capital management partners and an unconsolidated joint venture;

•	0.7 million square feet comprising three consolidated value-add acquisitions;

•	0.3 million square feet comprising three consolidated properties under redevelopment; and

•	1.2 million square feet comprising four consolidated properties developed by DCT which are shell-complete and in lease-up.
In addition, the Company has 12 projects under construction and several projects in pre-development. See “Notes to Consolidated Financial Statements, Note 3 – Investment in Properties” for further details related to our development activity.
Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, as defined on page 42, net asset value of our portfolio and total shareholder returns. In our pursuit of these long-term objectives, we seek to:

•	maximize cash flows from existing properties;

•	deploy capital into quality acquisitions and development opportunities which meet our asset, location and financial criteria; and

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting the proceeds into higher growth opportunities.
Outlook
We seek to maximize long-term earnings growth per share and shareholder value primarily through increasing cash flow at existing properties and developing and acquiring high-quality properties with attractive operating income and value growth prospects. Fundamentals for industrial real estate continue to improve in response to general improvement in the economy as well as trends that particularly favor industrial assets, including the growth of e-commerce and U.S. based manufacturing. We expect moderate economic growth to continue in 2017, which we expect to result in continued positive demand for warehouse space as companies expand and upgrade their distribution and production platforms.

In response to positive net absorption and lower market vacancy levels, rental rates are increasing in most of our markets. Rental concessions, such as free rent, remain at historically low levels. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2017 to be higher than the rates on expiring leases.
New development, including speculative development, is present in most markets in response to strong tenant demand for high-quality space. However, construction remains rational in relation to net absorption in most markets and below historical peak levels. We expect that the operating environment will continue to be favorable for lessors given our favorable outlook for market occupancy levels and rental rate growth.
We expect same-store net operating income to be higher in 2017 than it was in 2016, primarily as a result of the impact of increasing rental rates on leases signed in 2016 and 2017 compared to expiring leases.
In terms of capital investment, we will continue to pursue selective development of new buildings and the opportunistic acquisition of buildings in markets where we perceive demand and market rental rates will provide attractive financial returns.
We anticipate continuing to selectively dispose of non-strategic assets to fund our investment in developments and acquisitions in an effort to enhance long-term growth in our net asset value, earnings and cash flows as well as to improve the overall quality of our portfolio.
We anticipate having sufficient liquidity to fund our operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions and developments, with the issuance of new common shares, proceeds from asset sales or through additional borrowings. Please see “Liquidity and Capital Resources” for additional discussion.
Inflation
The U.S. economy has experienced low inflation over the past several years and as a result, inflation has not had a significant impact on our business. Moreover, most of our leases require the customers to pay their share of the cost to operate our properties, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, most of our leases expire within five years which enables us to replace existing leases with new leases at then-existing market rates. While slowing global growth has the potential to dampen demand for distribution space, we have not yet seen any indications of this reduced demand.
Summary of Significant Transactions and Activities for the Three Months Ended March 31, 2017

•	Development Activities

•
As of March 31, 2017, we completed shell construction on four buildings in the Atlanta, Dallas, Orlando and Seattle markets totaling 1.2 million square feet with cumulative costs to date of approximately $70.8 million and a projected investment of approximately $80.0 million. These properties are 42.4% leased based on weighted average square feet.

•
Also as of March 31, 2017, we have 12 projects under construction totaling 2.9 million square feet with cumulative costs to date of approximately $131.1 million and a projected investment of approximately $273.0 million. These projects are 21.4% pre-leased.

•
Additionally, during the three months ended March 31, 2017, we acquired 28.4 acres of land in the Houston, Northern California and Orlando markets for approximately $9.8 million that is held for future development.

The table below reflects a summary of development activities as of March 31, 2017, (in thousands, except acres and number of buildings):

Project	Market	Acres	Number of Buildings	Square Feet	Percent-age Owned(1)		Cumulative Costs at 3/31/2017	Projected Investment	Completion Date(2)	Percent-age Leased(3)
Consolidated Development Activities:
Development Projects in Lease-Up
Development Projects in Lease-Up
DCT North Satellite Distribution Center	Atlanta	47	1	549	100%		$26,089	$31,445	Q4-2016	41%
DCT Waters Ridge	Dallas	18	1	347	100%		20,190	20,688	Q4-2016	52%
DCT Airport Distribution Center Building D	Orlando	6	1	95	100%		5,903	7,092	Q3-2016	0%
DCT White River Corporate Center North	Seattle	13	1	251	100%		18,613	20,751	Q4-2016	47%
	Sub Total	84	4	1,242	100%		$70,795	$79,976		42%
Under Construction
DCT Central Avenue	Chicago	54	1	190	100%		$37,769	$63,904	Q3-2017	100%
DCT Stockyards Industrial Center	Chicago	10	1	167	100%		12,360	15,760	Q2-2017	0%
DCT Greenwood	Chicago	8	1	140	100%		2,239	11,585	Q4-2017	0%
DCT Miller Road	Dallas	17	1	270	100%		7,687	15,287	Q3-2017	0%
DCT DFW Trade Center	Dallas	10	1	112	100%		5,732	9,609	Q3-2017	0%
DCT Summit Distribution Center	Denver	12	1	168	100%		2,810	13,879	Q4-2017	0%
DCT Commerce Center Building C	Miami	8	1	136	100%		12,748	15,310	Q2-2017	86%
DCT Commerce Center Building D	Miami	8	1	137	100%		6,473	15,694	Q4-2017	0%
DCT Commerce Center Building E	Miami	10	1	162	100%		9,821	19,702	Q4-2017	83%
Seneca Commerce Center Building I	Miami	13	1	222	90%		3,748	21,794	Q4-2017	0%
DCT Arbor Avenue	No. California	40	1	796	100%		23,680	52,940	Q3-2017	0%
SCLA Building 18(4)	So. California	16	1	370	50%	(5)	5,999	17,494	Q3-2017	47%
	Sub Total	206	12	2,870	93%		$131,066	$272,958		21%

	Total	290	16	4,112	95%		$201,861	$352,934		28%

(1)	Percentage owned is based on equity ownership weighted by square feet.

(2)	The completion date represents the date of building shell-completion or estimated date of shell-completion.

(3)	Percentage leased is computed as of the date the financial statements were available to be issued.

(4)
During December 2016, DCT commenced construction on SCLA Building 18, a 370,000 square foot building in our SCLA unconsolidated joint venture. The cumulative costs of $6.0 million represent the unconsolidated joint venture's cumulative costs and are not included in our “Properties under development” in our “Notes to Consolidated Financial Statements, Note 3 – Investment in Properties” as of March 31, 2017.

(5)
Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

•Debt Activity

•
As of March 31, 2017, we had $107.0 million outstanding and $291.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.

•	During March 2017, we repaid the remaining $25.0 million outstanding on our $100.0 million term loan at par maturing April 2017 using proceeds from our senior unsecured revolving credit facility.

•	During the three months ended March 31, 2017, we paid-off three mortgage notes at par totaling $26.3 million maturing in 2017 using proceeds from our senior unsecured revolving credit facility.

•
During March 2017, the Operating Partnership issued $50.0 million aggregate principal amount of 4.50% senior notes due 2023 at 103.88% of face value in a public offering for net proceeds of approximately $51.2 million after offering costs and excluding accrued interest of approximately $0.9 million. The notes were issued under our indenture dated October 9, 2013 and form part of the same series as our previously issued 4.50% senior notes due 2023. We primarily used the net proceeds to pay down our senior unsecured revolving credit facility and for general corporate purposes.

•	Equity Activity

•
On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share. During the three months ended March 31, 2017, we issued approximately 0.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $48.30 per share for proceeds of approximately $10.4 million, net of offering costs. The proceeds from the sale of shares of common stock were contributed to the Operating Partnership for an equal number of OP units in the Operating Partnership and were used for general corporate purposes, including funding developments and redevelopments. As of March 31, 2017, approximately 2.3 million shares of common stock remain available to be issued under the current offering.

•	Leasing Activity

•
During the three months ended March 31, 2017, we signed a total of 49 leases comprising 3.3 million square feet of which 18 leases totaling 2.0 million square feet included concessions of $1.5 million primarily related to free rent periods.

The following table provides a summary of our leasing activity for the three months ended March 31, 2017:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	Straight-Line Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
FIRST QUARTER 2017		(in thousands)			(in months)
New	17	826	N/A	28.3%	47	$3.72
Renewal	27	1,881	N/A	23.5%	57	1.28
Development, redevelopment and value-add	5	555	N/A	N/A	62	N/A
Total/Weighted Average	49	3,262	$4.94	24.9%	56	$2.02
Weighted Average Retention(6)	70.4%

(1)	Reflects leases executed during the periods presented. Excludes leases with a term shorter than one year.

(2)	Net effective rent is the average monthly base rental income over the term of the lease, calculated on a straight-line basis.

(3)
Straight-line basis rent growth reflects the percentage change in net effective rent of the lease executed during the period compared to the net effective rent of the prior lease on the same space. All net effective rents are compared on a net basis. Net effective rent under gross or similar type leases are converted to net effective rent based on an estimate of the applicable recoverable expenses.

(4)	Assumes no exercise of lease renewal options, if any.

(5)
Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. These costs represent the total turnover costs estimated upon execution to be incurred associated with the leases signed during the period and may not ultimately reflect the actual expenditures. The estimated turnover costs associated with leases signed on developments, redevelopments and value-add acquisitions are included in the total projected costs for those investments and are therefore excluded from the leasing statistics.

(6)
Represents the percentage of customers renewing their respective leases weighted by average square feet. Excludes leases signed on developments, redevelopments and value-add acquisitions and leases with a term shorter than one year.

Customer Diversification
As of March 31, 2017, there were no customers that occupied more than 3.4% of our consolidated properties based on annualized base rent, which is calculated as the monthly contractual base rent (cash basis) per the terms of the lease, as of the period end, multiplied by 12. The following table presents our 10 largest customers, based on annualized base rent as of March 31, 2017, who occupy a combined 11.2 million square feet, or 17.0%, of our consolidated properties and 17.9% of annualized base rent.

Customer	Percentage of Annualized Base Rent
Amazon.com, Inc.	3.4%
Distributions Alternatives, Inc.	3.3%
FedEx Corporation	1.8%
United Parcel Service, Inc.	1.8%
Geodis	1.6%
Stanley Black & Decker, Inc.	1.6%
The J. M. Smucker Company	1.2%
Deutsche Post DHL Group	1.1%
Schenker, Inc.	1.1%
The Clorox Company	1.0%
Total	17.9%

Although base rent is supported by long-term lease contracts, customers who file bankruptcy generally have the legal right to reject any or all of their leases. In the event that a customer with a significant number of leases in our properties enters bankruptcy and cancels its leases we could experience a reduction in our cash flow from revenues and an increase in allowance for doubtful accounts receivable.
We frequently monitor the financial condition of our customers. We communicate regularly with those customers that have been delinquent or are in bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would cause a material reduction in our revenues.
Results of Operations
Summary of the three months ended March 31, 2017 compared to the same period ended March 31, 2016
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. Our actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. As of March 31, 2017, the Company owned interests in or had under development approximately 74.0 million square feet of properties leased to approximately 900 customers, including 5.2 million square feet managed on behalf of two institutional capital management joint venture partners and 2.6 million square feet in an unconsolidated joint venture. As of March 31, 2017, we consolidated 398 operating properties, three value-add acquisitions, four development properties and three redevelopment properties. As of March 31, 2016, we consolidated 392 operating properties, two value-add acquisitions, three development properties and five redevelopment properties.

Comparison of the three months ended March 31, 2017 compared to the same period ended March 31, 2016
The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Our same-store portfolio includes all consolidated stabilized acquisitions acquired before January 1, 2016 and all consolidated development and redevelopment properties and value-add acquisitions stabilized prior to January 1, 2016. Once a property is included in our same-store portfolio, it remains until it is subsequently disposed or placed into redevelopment. We consider our same-store portfolio to be a useful measure to improve comparability between periods by excluding the effects of changes in our consolidated operating portfolio period over period. Developments and redevelopments are deemed to be stabilized upon the earlier of achieving 90% occupancy or 12 months after shell-completion. Value-add acquisitions are deemed to be stabilized i) if the property acquired is less than 75% occupied upon acquisition, the property will stabilize upon the earlier of achieving 90% occupancy or 12 months from the acquisition date, or ii) if the property is acquired with known move-outs, the property will stabilize upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred. All other acquisitions are deemed stabilized upon acquisition. Non-same-store operating properties include properties not meeting the same-store criteria and exclude development and redevelopment properties and value-add acquisitions that are not stabilized or ready for their intended use. For the three months ended March 31, 2017, we had 371 properties classified as same-store comprising 57.5 million square feet and 37 classified as non-same-store consisting of properties that did not meet our same-store definition, which includes 27 operating properties, four development properties, three redevelopment properties and three value-add acquisitions that were not stabilized. A discussion of these changes follows in the table below (in thousands):

	For the Three Months Ended March 31,
	2017	2016	$ Change	Percent Change
Rental Revenues
Same-store portfolio	$91,688	$87,321	$4,367	5.0%
Non-same-store operating properties	12,539	5,883	6,656	113.1%
Development, redevelopment and value-add	1,197	773	424	54.9%
Total rental revenues	105,424	93,977	11,447	12.2%
Rental Expenses and Real Estate Taxes
Same-store portfolio	23,133	22,931	202	0.9%
Non-same-store operating properties	2,708	1,531	1,177	76.9%
Development, redevelopment and value-add	387	188	199	105.9%
Total rental expenses and real estate taxes	26,228	24,650	1,578	6.4%
Property Net Operating Income(1)
Same-store portfolio	68,555	64,390	4,165	6.5%
Non-same-store operating properties	9,831	4,352	5,479	125.9%
Development, redevelopment and value-add	810	585	225	38.5%
Total property net operating income	79,196	69,327	9,869	14.2%
Other Revenue and Other Income
Institutional capital management and other fees	472	393	79	20.1%
Casualty gain	270	—	270	100.0%
Equity in earnings of unconsolidated joint ventures, net	1,516	884	632	71.5%
Gain on dispositions of real estate interests	26	30,097	(30,071)	(99.9)%
Interest and other income (expense)	(5)	515	(520)	(101.0)%
Total other revenue and other income	2,279	31,889	(29,610)	(92.9)%
Other Expenses
Real estate related depreciation and amortization	41,605	40,070	1,535	3.8%
Interest expense	16,755	16,422	333	2.0%
General and administrative	7,192	6,262	930	14.9%
Income tax expense and other taxes	134	116	18	15.5%
Total other expenses	65,686	62,870	2,816	4.5%
Net income attributable to noncontrolling interests of the Operating Partnership	(233)	(211)	(22)	(10.4)%
Net income attributable to OP Unitholders	$15,556	$38,135	$(22,579)	(59.2)%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(597)	(1,744)	1,147	65.8%
Net income attributable to common stockholders	$14,959	$36,391	$(21,432)	(58.9)%

(1)
Property net operating income (“NOI”) is defined as rental revenues, which includes expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income and income tax expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as amortization, depreciation, impairment, interest expense, interest and other income, income tax expense and other taxes and general and administrative expenses.  However, property NOI should not be viewed as an alternative measure of our overall financial performance since it excludes expenses which could materially impact our results of operations.  Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI.  Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our NOI to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

Rental Revenues
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $11.4 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the following changes:

•
$6.7 million increase in total revenues in our non-same-store portfolio, of which $8.4 million is attributed to six operating property acquisitions, one value-add acquisition and 20 development and redevelopment properties placed into our operating portfolio since December 31, 2015, offset in part by a $1.7 million decrease attributed to 15 consolidated property dispositions since December 31, 2015.

•	$4.4 million increase in total revenues in our same-store portfolio primarily due to the following:

•	$5.9 million increase in base rent primarily resulting from increased rental rates and a 90 basis point increase in average occupancy period over period;

•	$1.5 million increase in operating expense recoveries related to higher average occupancy and increases in property tax expense; and

•	$0.4 million increase in early lease termination fees primarily attributable to two tenants in 2017; which was partially offset by

•	$2.5 million decrease in straight-line rental revenue; and

•	$0.9 million decrease in miscellaneous income from tenants primarily due to higher move-out repairs in 2016 compared to the same period in 2017.

•	$0.4 million increase in total revenues primarily due to four properties that were not stabilized as of March 31, 2017.
The following table presents the various components of our consolidated rental revenues (in thousands):

	For the Three Months Ended March 31,
	2017	2016	$ Change	Percent Change
Base rent	$73,971	$63,901	$10,070	15.8%
Straight-line rent	3,392	5,464	(2,072)	(37.9)%
Amortization of above and below market rent intangibles	732	711	21	3.0%
Tenant recovery income	25,872	22,217	3,655	16.5%
Other	956	1,604	(648)	(40.4)%
Revenues related to early lease terminations	501	80	421	526.3%
Total rental revenues	$105,424	$93,977	$11,447	12.2%
Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes, which are comprised of insurance, common area maintenance, utilities, property management fees and other rental expenses, and real estate taxes, increased by $1.6 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the following:

•
$0.2 million increase in rental expenses and real estate taxes period over period in our same-store portfolio primarily due to a $1.0 million increase in property taxes in our Dallas, Denver and Houston markets, offset in part by a $0.8 million decrease in snow removal costs;

•
$1.2 million increase in rental expenses and real estate taxes related to our non-same-store portfolio primarily due to a $1.8 million increase in property taxes in our Baltimore/Washington D.C., Chicago, Seattle and Southern California markets, offset in part by a $0.6 million decrease primarily related to dispositions in our Chicago, Houston and Indianapolis markets; and

•
$0.2 million increase in rental expenses and real estate taxes primarily due to increased property taxes in our Atlanta, Dallas and Denver markets at our development and redevelopment properties and value-add acquisitions that were not stabilized as of March 31, 2017.

The following table presents the various components of our rental expenses and real estate taxes (in thousands):

	For the Three Months Ended March 31,
	2017	2016	$ Change	Percent Change
Real estate taxes	$16,766	$14,601	$2,165	14.8%
Insurance	1,172	1,194	(22)	(1.8)%
Common area maintenance	4,068	4,918	(850)	(17.3)%
Utilities	1,003	1,042	(39)	(3.7)%
Property management fees	2,670	2,389	281	11.8%
Other	549	506	43	8.5%
Total rental expenses and real estate taxes	$26,228	$24,650	$1,578	6.4%
Other Revenue and Other Income
Total other revenue and other income decreased $29.6 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the following:

•
$30.1 million decrease in gain on dispositions of real estate interests primarily related to gains of $30.1 million recognized on the disposition of four properties in the Louisville and Houston markets during 2016 with no corresponding activity during 2017; and

•
$0.5 million decrease in interest and other income (expense) primarily related to proceeds received in 2016 from a legal settlement related to damages at several properties located in the Houston market; which was partially offset by

•
$0.6 million increase in equity in earnings of unconsolidated joint ventures, net, primarily related to increased earnings from our unconsolidated investments in SCLA and DCT/SPF Industrial Operating LLC joint ventures due to increased occupancy; and

•
$0.3 million increase in casualty gains primarily related to an insurance settlement from a casualty event at one property in our Southern California market during 2017 with no corresponding activity during 2016.

Other Expenses
Other expenses increased $2.8 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the following:

•	$1.5 million increase in depreciation and amortization expense resulting from the following:

•	$3.8 million increase related to real estate acquisitions, development and redevelopment properties and value-add acquisitions, and capital additions; partially offset by

•	$0.9 million decrease related to real estate dispositions; and

•	$1.4 million decrease related to fully amortized tenant improvements and intangible lease assets during 2016;

•	$0.9 million increase in general and administrative expense primarily related to increased personnel costs; and

•	$0.3 million increase in interest expense due to the following:

•
$1.1 million increase due to increased average outstanding indebtedness of approximately $76.7 million and a higher weighted average effective interest rate during 2017 compared to the same period in 2016; and

•
$0.3 million decrease in capitalized interest primarily related to the cessation of capitalization on 15 development and redevelopment properties placed into service compared to the same period in 2016; which was partially offset by

•	$1.1 million of hedge ineffectiveness recognized during 2016 related to our $200.0 million 2015 term note hedge compared to $30,000 recognized during 2017.

Segment Summary for the three months ended March 31, 2017 compared to the same periods ended March 31, 2016
The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. These regions are comprised of the markets by which management and their operating teams conduct and monitor business (see further detail on our Segments in “Notes to the Consolidated Financial Statements, Note 11 – Segment Information”). Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance.
The following table presents the changes in our consolidated properties by segment (dollar amounts and square feet in thousands):

	As of March 31,				For the Three Months Ended March 31,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property net operating income(3)
EAST:
2017	117	22,022	94.0%	$1,080,525	$31,661	$24,218
2016	114	21,229	97.4%	$1,051,873	$29,627	$22,073
CHANGE:	3	793	(3.4)%	$28,652	$2,034	$2,145

CENTRAL:
2017	148	23,084	95.1%	$1,107,900	$34,598	$24,510
2016	150	23,712	89.9%	$1,079,379	$30,794	$21,213
CHANGE:	(2)	(628)	5.2%	$28,521	$3,804	$3,297

WEST:
2017	143	21,119	96.6%	$1,507,128	$39,165	$30,468
2016	138	19,469	96.3%	$1,379,198	$33,556	$26,041
CHANGE:	5	1,650	0.3%	$127,930	$5,609	$4,427

(1)	Segment assets include all assets comprising our consolidated properties included in a segment, less non-segment cash and cash equivalents and other non-segment assets.

(2)	Segment rental revenues include revenue from our operating portfolio, development and redevelopment properties and value-add acquisitions.

(3)
For the definition of property net operating income, or property NOI, as defined on page 33, and a reconciliation of our property NOI to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of March 31, 2017	As of December 31, 2016	$ Change
Segments:
East assets	$1,080,525	$1,077,749	$2,776
Central assets	1,107,900	1,101,049	6,851
West assets	1,507,128	1,500,879	6,249
Total segment net assets	3,695,553	3,679,677	15,876
Non-segment assets:
Non-segment cash and cash equivalents	8,757	8,383	374
Other non-segment assets(1)	120,533	120,082	451
Total assets	$3,824,843	$3,808,142	$16,701

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, other receivables and other assets.

East Segment

•	East Segment assets increased by approximately $2.8 million in 2017 due to the acquisition of one land parcel since December 31, 2016.

•	East Segment property NOI increased approximately $2.1 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily as a result of:

•
$2.0 million increase in NOI, of which a $1.3 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments and a $0.7 million increase is attributed to higher rental rates in our same-store portfolio; and

•
$0.1 million increase in NOI due to decreases in operating expenses primarily related to lower snow removal costs incurred during 2017 compared to 2016, partially offset by increased property taxes driven by the cessation of capitalization on developments placed into operation and property acquisitions.

Central Segment

•	Central Segment assets increased by approximately $6.9 million in 2017 due to the acquisition of one land parcel since December 31, 2016.

•	Central Segment property NOI increased approximately $3.3 million for the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of:

•
$3.8 million increase in NOI, of which a $3.3 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments and a $2.1 million increase is attributed to higher rental rates and operating expense recoveries due to increased occupancy in our same-store portfolio, offset in part by a $1.6 million decrease in rental revenues attributed to property dispositions in 2016; which was partially offset by

•
$0.5 million decrease in NOI, of which a $0.7 million increase in operating expenses is attributed to increased property taxes driven by the cessation of capitalization on developments placed into operation and property acquisitions and a $0.3 million increase in operating expenses is attributed to our same-store portfolio, offset in part by a $0.5 million decrease in operating expenses attributed to property dispositions in 2016.

West Segment

•	West Segment assets increased by approximately $6.2 million in 2017 due to the acquisition of one land parcel since December 31, 2016.

•	West Segment property NOI increased approximately $4.4 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily as a result of:

•
$5.6 million increase in rental revenues, of which a $4.2 million increase is attributed to the timing of property acquisitions and completion of developments and a $1.5 million increase is attributed to increased rental rates at properties in our same-store portfolio, offset in part by a $0.1 million decrease in rental revenues attributed to property dispositions; which was partially offset by

•
$1.2 million decrease in NOI due to increases in operating expenses primarily due to increased property taxes driven by the cessation of capitalization on developments placed into operation and property acquisitions, and increased property management fees.

Liquidity and Capital Resources
Overview
We currently expect that our principal sources of working capital and funding for potential capital requirements for expansions and renovation of properties, developments, acquisitions, and debt service and distributions to shareholders will include:

•	Cash flows from operations;

•	Proceeds from dispositions;

•	Borrowings under our senior unsecured revolving credit facility;

•	Other forms of secured or unsecured financings;

•	Offerings of common stock or other securities;

•	Current cash balances; and

•	Distributions from institutional capital management and other joint ventures.
Our sources of capital will be used to meet our liquidity requirements and capital commitments, including operating activities, debt service obligations, equity holder distributions, capital expenditures at our properties, development funding requirements and future acquisitions. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity requirements.
Cash Flows
“Cash, cash equivalents and restricted cash” were $14.4 million and $18.1 million as of March 31, 2017 and December 31, 2016, respectively.
Net cash provided by operating activities increased $8.6 million to $52.2 million during the three months ended March 31, 2017 compared to $43.6 million during the same period in 2016. This change was primarily due to an increase in property net operating income attributable to acquired properties, development and redevelopment properties and value-add acquisitions placed into operation and operating performance at existing properties.
Net cash used in investing activities increased $35.2 million to $65.3 million during the three months ended March 31, 2017 compared to $30.1 million during the same period in 2016 primarily due to the following activities:

•	$9.9 million increase in cash outflows related to acquisitions;

•
$1.6 million increase in cash outflows related to investments in unconsolidated joint ventures due to increased contributions to our SCLA unconsolidated joint venture to fund the development of one project during 2017;

•	$1.3 million increase in cash outflows related to deferred costs and refundable deposits for acquisitions that have not closed as of March 31, 2017; and

•	$56.1 million decrease in cash inflows from dispositions; partially offset by

•	$33.8 million decrease in cash outflows related to capital expenditures and development activities, as reflected in the table below.
We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Transactions and Activities for the Three Months Ended March 31, 2017 – Development Activities” for further details regarding projected investment of our current development activities as well as cumulative costs incurred as of March 31, 2017. Our total capital expenditures were comprised of the following (in thousands):

	For the Three Months Ended March 31,
	2017	2016	$ Change
Development	$29,704	$60,647	$(30,943)
Redevelopment	2,909	2,400	509
Due diligence	474	1,144	(670)
Casualty expenditures	24	512	(488)
Building and land improvements	892	1,120	(228)
Tenant improvements and leasing costs	9,727	11,300	(1,573)
Total capital expenditures and development activities	43,730	77,123	(33,393)
Change in accruals and other adjustments	5,748	6,148	(400)
Total cash paid for capital expenditures and development activities	$49,478	$83,271	$(33,793)

We capitalize costs directly related to the development, pre-development, redevelopment or improvement of our investments in real estate. Building and land improvements comprise capital expenditures related to maintaining our consolidated operating activities. Due diligence capital relates to deferred acquisition costs identified during due diligence that are needed to stabilize an asset or bring an asset up to our physical standards. These costs are generally incurred within 12 months of the acquisition date.
We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects, redevelopment projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. The total of these capitalized costs was comprised of the following (in thousands):

	For the Three Months Ended March 31,
	2017	2016	$ Change
Development activities	$1,285	$1,180	$105
Leasing activities	778	918	(140)
Operating building activities	765	761	4
Acquisition activities	153	—	153
Total capitalized indirect costs	$2,981	$2,859	$122
In addition, we capitalize interest costs incurred associated with development and construction activities. During the three months ended March 31, 2017 and 2016 total interest capitalized was $2.7 million and $2.9 million, respectively.
Net cash provided by financing activities decreased $5.3 million to $9.5 million during the three months ended March 31, 2017 compared to $14.8 million during the same period in 2016 primarily due to the following activities:

•
$59.0 million net decrease in proceeds from our senior unsecured revolving credit facility in 2017 compared to 2016, as borrowings of $106.0 million during 2016 exceeded our $93.0 million of borrowings during 2017 and repayments of $61.0 million during 2017 exceeded our $15.0 million of repayments during 2016;

•	$26.8 million increase in cash outflows due to the following:

•	Repayment of three mortgage notes at par totaling approximately $26.3 million; and

•
Scheduled principal payments of mortgage notes totaling approximately $1.7 million during 2017 compared to scheduled principal payments of mortgage notes totaling approximately $1.2 million during 2016;

•	$0.6 million increase in cash outflows for loan costs related to the issuance of $50.0 million of our 4.50% senior notes due 2023 in March 2017; and

•	$0.5 million increase in cash outflows due to the net settlement of stock-based awards; which was partially offset by

•	$76.9 million increase in net proceeds from senior unsecured notes due to the following:

•	$51.9 million increase in cash inflows resulting from the issuance of our 4.50% senior notes due in 2023 in March 2017; and

•
$25.0 million net increase due to the early repayment of the remaining $25.0 million outstanding on our $100.0 million term loan at par in March 2017 compared to the $50.0 million repayment of our senior unsecured fixed rate note at par in February 2016.

•
$4.6 million net increase in cash inflows due to a $7.8 million increase in cash inflows as a result of the issuance of 0.2 million shares of common stock in 2017 under our continuous equity offering program compared to the issuance of 0.1 million shares of common stock in 2016, which was offset by a $3.2 million increase in cash outflows in distributions paid to common stockholders and unitholders as a result of an increase in our dividend rate per share, an increase in our common stock outstanding, operating partnership redemptions and offering costs.

Common Stock
As of March 31, 2017, approximately 91.8 million shares of common stock were issued and outstanding.

On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share, from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the three months ended March 31, 2017, we issued approximately 0.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $48.30 per share for proceeds of approximately $10.4 million, net of offering costs. We used the proceeds for general corporate purposes, including funding developments and redevelopments. As of March 31, 2017, approximately 2.3 million shares of common stock remain available to be issued under the current offering.
OP Units
Limited partners have the right to require the Company to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the Amended and Restated Limited Partnership Agreement of the Operating Partnership (“Partnership Agreement”)). DCT may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Shares Amount (generally one share of DCT’s common stock for each OP Unit), as defined in the Partnership Agreement.
During the three months ended March 31, 2017, approximately 56,000 OP Units were redeemed for approximately $0.8 million in cash and approximately 40,000 shares of DCT common stock. During the three months ended March 31, 2016, approximately 0.1 million OP Units were redeemed for approximately 0.1 million shares of DCT common stock. The OP Unit redemptions exclude LTIP Unit redemptions, see “Notes to the Consolidated Financial Statements, Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership” for a summary of LTIP Unit redemptions.
As of March 31, 2017 and December 31, 2016, there were approximately 3.6 million and 3.5 million outstanding OP Units in each corresponding period held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $174.2 million and $168.9 million based on the $48.12 and $47.88 per share closing price of DCT’s common stock on March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, included in OP Units were approximately 0.9 million and 0.7 million vested LTIP Units issued under our Long-Term Incentive Plan, as amended, respectively.
Distributions
During the three months ended March 31, 2017 and 2016, our board of directors declared distributions to stockholders and unitholders totaling approximately $29.8 million and $27.2 million, respectively. Existing cash balances, cash provided from operations, borrowings under our senior unsecured revolving credit facility and dispositions were used to pay distributions during 2017 and 2016.
The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During May 2017, our board of directors declared a quarterly cash dividend of $0.31 per share and unit, payable on July 12, 2017 to stockholders and OP Unitholders of record as of June 30, 2017.
Outstanding Indebtedness
As of March 31, 2017, our outstanding indebtedness of approximately $1.7 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.0 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2016, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of March 31, 2017, the gross book value of our consolidated properties was approximately $4.5 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. As of December 31, 2016, the gross book value of our consolidated properties was approximately $4.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of March 31, 2017 and December 31, 2016.
Our debt instruments require monthly, quarterly or semiannual payments of interest and mortgages generally require monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our debt service excluding principal maturities, which we plan to fund from refinancing and/or new debt.

Line of Credit
As of March 31, 2017, we had $107.0 million outstanding and $291.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2016, we had $75.0 million outstanding and $323.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.
The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of March 31, 2017 and December 31, 2016.
Debt Maturities
The following table presents the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, discounts and deferred loan costs, as of March 31, 2017 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Bank Unsecured Credit Facilities		Total
2017	$51,000	$13,125	$—		$64,125
2018	81,500	6,747	—		88,247
2019	46,000	51,344	107,000	(1)	204,344
2020	50,000	71,933	125,000	(1)	246,933
2021	92,500	18,436	—		110,936
Thereafter	740,000	10,671	200,000	(1)	950,671
Total	$1,061,000	$172,256	$432,000		$1,665,256

(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.
Financing Strategy
We do not have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our financial metrics are generally consistent with investment grade peers in the real estate industry. We continually evaluate our secured and unsecured leverage and among other relevant metrics, our fixed charge coverage ratio. Our charter and our bylaws do not limit the indebtedness that we may incur. We are, however, subject to certain covenants which may limit our outstanding indebtedness.
Contractual Obligations
The following table presents our contractual obligations as of March 31, 2017, specifically our obligations under long-term debt agreements, operating lease agreements and ground lease agreements (in thousands):

	Payments due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Scheduled long-term debt maturities, including interest(2)	$2,021,942	$134,027	$471,941	$379,108	$1,036,866
Operating lease commitments	6,773	922	2,371	1,915	1,565
Ground lease commitments(3)	11,228	565	1,119	1,102	8,442
Total	$2,039,943	$135,514	$475,431	$382,125	$1,046,873

(1)
From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancelable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development and redevelopment projects of approximately $166.6 million.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at March 31, 2017.

(3)	Three of our buildings comprising 0.7 million square feet reside on 38 acres of land, which is leased from an airport authority.

Off-Balance Sheet Arrangements
As of March 31, 2017 and 2016, respectively, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.
As of March 31, 2017, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $35.0 million, which is scheduled to mature in October 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.
Indebtedness and Other Off-Balance Sheet Arrangements
There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.
We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of March 31, 2017, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $35.0 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2017	$35,032
2018	—
2019	—
2020	—
2021	—
Thereafter	—
Total	$35,032

Funds From Operations
DCT Industrial believes that net income (loss) attributable to common stockholders, as defined by GAAP, is the most appropriate earnings measure. However, DCT Industrial considers FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental, non-GAAP measure of DCT Industrial’s operating performance.
NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP.
FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, with the following adjustments:

•	Add real estate-related depreciation and amortization;

•	Subtract gains from dispositions of real estate held for investment purposes;

•
Add impairment losses on depreciable real estate and impairments of in substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures; and

•	Adjustments for the preceding items to derive DCT Industrial’s proportionate share of FFO of unconsolidated joint ventures.

We also present FFO, as adjusted, which excludes hedge ineffectiveness, certain severance costs, acquisition costs, debt modification costs and impairment losses on properties which are not depreciable. We believe that FFO, as adjusted, excluding hedge ineffectiveness, certain severance costs, acquisition costs, debt modification costs and impairment losses on non-depreciable real estate is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results.
Readers should note that FFO or FFO, as adjusted, captures neither the changes in the value of DCT Industrial’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of DCT Industrial’s properties, all of which have real economic effect and could materially impact DCT Industrial’s results from operations. NAREIT’s definition of FFO is subject to interpretation, and modifications to the NAREIT definition of FFO are common. Accordingly, DCT Industrial’s FFO, as adjusted, may not be comparable to other REITs’ FFO or FFO, as adjusted, should be considered only as a supplement to net income (loss) as a measure of DCT Industrial’s performance.
The following table presents the calculation of our FFO reconciled from “Net income attributable to common stockholders” (unaudited, amounts in thousands, except per share and unit data):

	For the Three Months Ended March 31,
	2017	2016
Reconciliation of net income attributable to common stockholders and unitholders to FFO:
Net income attributable to common stockholders	$14,959	$36,391
Adjustments:
Real estate related depreciation and amortization	41,605	40,070
Equity in earnings of unconsolidated joint ventures, net	(1,516)	(884)
Equity in FFO of unconsolidated joint ventures(1)	3,238	2,367
Gain on dispositions of real estate interests	(26)	(30,097)
Noncontrolling interest in the above adjustments	(1,835)	(686)
FFO attributable to unitholders	2,254	2,261
FFO attributable to common stockholders and unitholders – basic and diluted	58,679	49,422
Adjustments:
Acquisition costs	13	20
Hedge ineffectiveness (non-cash)	30	1,063
FFO, as adjusted, attributable to common stockholders and unitholders – basic and diluted	$58,722	$50,505

FFO per common share and unit – basic	$0.61	$0.53
FFO per common share and unit – diluted	$0.61	$0.53

FFO, as adjusted, per common share and unit – basic	$0.61	$0.54
FFO, as adjusted, per common share and unit – diluted	$0.61	$0.54
FFO weighted average common shares and units outstanding:
Common shares for net earnings per share	91,751	88,384
Participating securities	466	509
Units	3,665	4,236
FFO weighted average common shares, participating securities and units outstanding – basic	95,882	93,129
Dilutive common stock equivalents	133	366
FFO weighted average common shares, participating securities and units outstanding – diluted	96,015	93,495

(1)	Equity in FFO of unconsolidated joint ventures is determined as our share of FFO from each unconsolidated joint venture.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the exposure to losses resulting from changes in market prices such as interest rates and rental rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and OP unitholders and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.
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
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of March 31, 2017 and December 31, 2016, we had borrowings payable subject to these pay-fixed, receive-floating interest swaps with aggregate principal balances of approximately $6.6 million in each corresponding period.
During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable rate debt is subject to a 0.0% floor. While LIBOR rates in certain foreign countries have been or are currently negative, USD LIBOR rates in the U.S. have never been negative nor do we expect them to become negative in the future. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the negative spread between USD LIBOR and zero. During the three months ended March 31, 2017 and 2016, we recorded a non-cash charge of approximately $30,000 and $1.1 million, respectively, of hedge ineffectiveness in earnings attributable to a 0.0% floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable rate debt from which the hedged forecasted transactions are expected to flow is subject to a 0.0% floor on the USD LIBOR component of the interest rate). As of March 31, 2017 and December 31, 2016, the entire $200.0 million principal amount of the term loan was subject to this pay-fixed, receive-floating interest swap. See “Notes to a Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities” for additional information.
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2017, we had approximately $232.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the three months ended March 31, 2017 would have increased approximately $0.1 million based on our outstanding floating-rate debt as of March 31, 2017. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $3.5 million during the three months ended March 31, 2017.
As of March 31, 2017, the estimated fair value of our debt was approximately $1.7 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES
DCT Industrial Trust Inc.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2017, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
None.
DCT Industrial Operating Partnership LP
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2017, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2017 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
None.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 17, 2017, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

*3.1	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)
*3.2	First Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2011)
*3.3	Second Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 27, 2011)
*3.4	Third Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 1, 2013)
*3.5	Fourth Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 4, 2016)
+3.6	Fifth Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws
*4.1
First Supplemental Indenture, dated as of March 16, 2017, by and among DCT Industrial Operating Partnership LP, as issuer, DCT Industrial Trust, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 16, 2017)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
++32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
++32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
++32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
++32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101
The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
++	Furnished herewith.
*	Filed previously.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: May 5, 2017	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: May 5, 2017	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: May 5, 2017	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

By: DCT Industrial Trust Inc., its general partner

Date: May 5, 2017	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: May 5, 2017	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: May 5, 2017	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

*3.1	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)
*3.2	First Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2011)
*3.3	Second Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 27, 2011)
*3.4	Third Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 1, 2013)
*3.5	Fourth Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 4, 2016)
+3.6	Fifth Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws
*4.1
First Supplemental Indenture, dated as of March 16, 2017, by and among DCT Industrial Operating Partnership LP, as issuer, DCT Industrial Trust, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 16, 2017)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
++32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
++32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
++32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
++32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101
The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
++	Furnished herewith.
*	Filed previously.